Form 10QSB
COUNTRY STAR RESTAURANTS INC
filed 1996-05-20
CIK 911220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period  ended       March 31, 1996
                               ---------------------------

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transaction period from                       to
                               -----------------------  ----------------------


Commission File Number     0 - 23136
                      -----------------


                         COUNTRY STAR RESTAURANTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                      62-1536550
-------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)


               11150 SANTA MONICA BOULEVARD, LOS ANGELES, CA   90025
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices)      (Zip Code)

                                 (310) 268-2200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes    X       No
                                                           ------        ------

The number of shares of common stock outstanding as of May 13, 1996: 11,590,132

                         COUNTRY STAR RESTAURANTS, INC.

                                      Index

                                                                                                 Page
                                                                                                 ----
PART I      -              Financial Information

         Item 1.           Financial Statements

                           Condensed Balance Sheet at
                                March 31, 1996 (unaudited)..............................          F-2

                           Condensed Statements of Operations
                                for the Quarter Ended March 31, 1996
                                and March 31, 1995  (unaudited).........................          F-4

                           Condensed Statements of Cash Flows
                                for the Quarter Ended March 31, 1996
                                and March 31, 1995  (unaudited).........................         F-5

                           Notes to Condensed Financial Statements
                                (unaudited).............................................          F-6


         Item 2.           Management's Discussion and Analysis of Financial Condition
                                and Results of Operations...............................         1

PART II      -             Other Information

         Item 6.           Exhibits and Reports on Form 8-K.............................         6

SIGNATURES

                         COUNTRY STAR RESTAURANTS, INC.

                             Condensed Balance Sheet

                                 March 31, 1996
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $ 9,280,429
    Subscription receivable                                            2,250,000
    Inventories                                                          349,774
    Prepaid expenses and other                                           189,457
                                                                     -----------

       Total current assets                                           12,069,660
                                                                     -----------

PROPERTY AND EQUIPMENT AT COST, net of
     accumulated depreciation of $718,450
    Leasehold improvements                                             5,186,944
    Equipment                                                            925,242
    Capital lease                                                        593,321
                                                                     -----------

       Total property and equipment                                    6,705,507
                                                                     -----------

INVESTMENTS IN AND ADVANCES TO
   LAS VEGAS, LLC                                                        894,240
                                                                     -----------

OTHER ASSETS
    Memorabilia                                                          198,645
    Construction in Progress - Atlanta                                 1,556,253
    Other                                                                215,919
                                                                     -----------

       Total other assets                                              1,970,817
                                                                     -----------

       Total assets                                                  $21,640,224
                                                                     ===========

                         COUNTRY STAR RESTAURANTS, INC.

                             Condensed Balance Sheet

                                 March 31, 1996
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable trade                                         $    444,898
    Accrued liabilities                                                 161,685
    Notes Payable                                                       495,000
    Capital lease obligation - current portion                           85,769
    Deposits and other current liabilities                               75,105
                                                                   ------------

       Total current liabilities                                      1,262,457
                                                                   ------------

LONG-TERM LIABILITIES
    Capital lease obligation, net of current portion                    256,631
                                                                   ------------

       Total long term liabilities                                      256,631
                                                                   ------------

       Total liabilities                                              1,519,088
                                                                   ------------


STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 2,000,000 shares
       authorized, 677,871 shares issued and outstanding                    678
    Common stock, $0.001 par value, 25,000,000 shares
       authorized, 10,691,180 shares issued and outstanding              10,691
    Additional paid-in-capital                                       32,377,265
    Unamortized stock option cost                                      (196,330)
    Accumulated deficit                                             (12,071,168)
                                                                   ------------

       Total stockholders' equity                                    20,121,136
                                                                   ------------

       Total liabilities and stockholders' equity                  $ 21,640,224
                                                                   ============

                 See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                  For the Quarter Ended
                                              -------------------------------
                                                March 31,           March 31,
                                                 1996                 1995
                                              -----------       -------------

REVENUES
      Food and Beverage                       $   920,645       $  1,031,954
      Merchandise                                  83,546             96,705
      Other                                                            1,620
                                              -----------        -----------

               Total revenue                    1,004,191          1,130,279

OPERATING EXPENSES
      Cost of sales
           Food and beverage                      280,337            310,784
           Merchandise                             48,109             46,710
      Operating payroll                           398,689            489,410
      Other operating                             294,828            365,424
      Rent                                         78,245             78,000
      Depreciation and Amortization               116,676            187,574
                                              -----------        -----------

               Total operation expenses         1,216,884          1,477,902

RESTAURANT OPERATIONS, net                       (212,693)          (347,623)

INTEREST EXPENSE, net                              13,081            (36,730)

OTHER INCOME                                                           8,100

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    1,018,335            689,001
                                              -----------        -----------

NET LOSS                                      $(1,217,947)       $(1,065,254)
                                              ===========        ===========

NET LOSS PER SHARE                            $    ($0.17)       $     ($.22)
                                              ===========        ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                         7,377,064          4,735,577
                                              ===========        ===========

                See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Quarter Ended
                                                                                    ------------------------------
                                                                                      March 31,          March 31,
                                                                                        1996               1995
                                                                                     ------------      ------------
OPERATING ACTIVITIES
     Net loss                                                                         $(1,217,947)      $(1,065,254)
                                                                                      -----------       -----------
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                 154,239           204,023
            Charge for settlement                                                          80,000
            Changes in assets and liabilities:
               Decrease in inventories                                                     30,834             6,514
               Decrease in pre-opening costs                                                                 41,749
               (Increase) decrease in prepaid expenses                                     10,886          (475,594)
               (Increase) decrease in other noncurrent assets                              17,647          (479,766)
               Increase (decrease) in accounts payable and
                   accrued liabilities                                                    297,635            87,930
               Increase (decrease) in deposits and other
                   current liabilities                                                     75,105
                                                                                      -----------       -----------

                   Total adjustment                                                       666,346          (615,144)
                                                                                      -----------       -----------

                   Net cash used in operating activities                                 (551,601)       (1,680,398)
                                                                                      -----------       -----------

INVESTING ACTIVITIES
     Purchase of leasehold improvements                                                    (1,288)         (228,799)
     Purchase of equipment                                                                (28,884)          (10,039)
     Purchase of memorabilia                                                              (19,598)           (2,650)
     Investment in Country Star Las Vegas, LLC                                           (746,752)
     Receipt from investment partner                                                      705,000
     Investment in Country Star Atlanta - CIP                                            (414,241)
                                                                                      -----------       -----------

                   Net cash used by investing activities                                 (505,763)         (241,488)
                                                                                      -----------       -----------

FINANCING ACTIVITIES
     Net proceeds from issuance of common stock and  warrants                           2,847,257         1,506,996
     Receivable issued for Private Placement transactions                              (2,250,000)
     Issuance of  note payable                                                                              300,000
     Capital lease payments                                                               (20,139)          (36,720)
                                                                                      -----------       -----------

                   Net cash provided by financing activities                              577,118         1,770,276
                                                                                      -----------       -----------

NET DECREASE IN CASH                                                                     (480,246)         (151,610)
                                                                                      -----------       -----------

CASH - beginning of period                                                              9,760,675           543,694
                                                                                      -----------       -----------

CASH - end of period                                                                  $ 9,280,429       $   392,084
                                                                                      ===========       ===========

                See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                 March 31, 1996




NOTE 1 -          BACKGROUND OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

                  The Company

                  Country Star Restaurants, Inc. (the Company) was formed for the purpose of owning and operating country music, theme-oriented, casual dining restaurants in various locations throughout the United States. The restaurants will be operated under the name "Country Star," followed by the name of the city.

                  For the year ended December 31, 1993, the Company was a development-stage Company. In August, 1994, the Company opened its first restaurant and began operations.

                  Public Offerings

                  On December 22, 1993, the Company completed an Initial Public Offering (the "IPO") of its common stock and redeemable common stock purchase warrants. The net proceeds from the sale of the IPO, approximately $6,230,200, were used primarily to construct the Country Star Hollywood Restaurant located in Universal City, California, which commenced operations during the third quarter of 1994.

                  On November 10, 1995, the Company completed a public offering (the "Secondary Offering") of its 6% Cumulative Convertible Series A Preferred Stock ("Series A Preferred"). The net proceeds from the sale of the Series A Preferred amounted to approximately $12,372,500 and is being used to complete construction and commence the operations of Country Star Las Vegas and Country Star Atlanta.

                  Cash and Cash Equivalents

                  Cash and cash equivalents are all highly liquid investments with an original maturity or purchased with a remaining maturity of three months or less, that are readily convertible to known amounts on cash. The carrying amount of cash and cash equivalents approximates fair value due to their short maturity periods.

                  Cash is held in demand-deposit and money-market accounts at quality credit financial institutions. The combined account balance at these institutions generally exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes the risk is not significant.

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)



NOTE 1 -          BACKGROUND OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Inventories

                  Inventories, consisting primarily of food, beverages and merchandise, are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis.

                  Property and Equipment

                  Property and equipment are stated at cost. Expenditures for additions and major improvements and betterments are capitalized. Expenditures for repairs and maintenance and minor improvements and replacements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

                  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from five to eight years. Amortization of leasehold improvements is provided over the estimated useful life of the asset or the lease term, including option periods, whichever is shorter.

                  Earnings per share

                  Loss per share is computed based upon the weighted average shares outstanding for the period. Loss per share excludes the effect of outstanding warrants and stock options because the effect of such inclusion would be to decrease the net loss per share.

                  Income Taxes

                  In accordance with the asset and liability approach specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial and tax reporting basis of the Company's assets and liabilities. Further, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                  The Company has generated net operating losses since inception for financial reporting and income tax purposes. The Company has a net operating loss carryforward of approximately $7.7 million. The potential tax benefit of the Company's net operating loss carryforward is $1,575,000, $1,172,000 and $1,020 as of December 31, 1995, 1994 and 1993. No potential tax benefit has been calculated for the quarter ended March 31, 1996. As of December 31, 1995, the Company has reserved the tax benefit of the net operating loss carryforward, which begins to expire in 2008.

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 1 -          BACKGROUND OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Additionally, a valuation allowance has been recognized to offset the deferred tax asset of $150,000 and $118,000 for 1994 and 1993, attributable primarily to the temporary differences for start-up costs expensed for financial reporting purposes and capitalized for tax purposes due to the uncertainty of realizing the benefit. Accordingly, no benefit for income taxes has been reflected for the quarters ended March 31, 1996 and 1995.

                  Pre-opening Costs

                  The Company capitalizes certain costs in connection with the opening of restaurants. Amortization of pre-opening costs is provided using the straight-line method over twelve months, beginning with the month in which the restaurant opens.

                  Pre-development Costs

                  Pre-development costs includes those costs incurred to prepare restaurants for opening and include such items as design and architect fees. Such costs will be transferred to property and equipment and depreciated over their useful lives beginning with the month in which the restaurant opens.

                  Other Assets

                  Included in other assets are payments made to certain celebrities for publicity appearances and endorsements. Amortization of these payments is provided using the straight-line method for the term of the contract, or 34 months.

                  Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2  -         BASIS OF PRESENTATION

                  The unaudited consolidated financial statements of the Company as of March 31, 1996 and 1995 and for the three month period ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 2  -         BASIS OF PRESENTATION (Continued)

                  Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

                  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB for the period ended December 31, 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

NOTE 3 -          CAPITAL TRANSACTIONS

                  In the IPO closing on December 22, 1993, the Company offered and sold 1,400,000 shares of common stock and 2,100,000 Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") at a price of $5.00 and $0.25 per share, less a 10% underwriting fee and a 3% non-accountable expense allowance. Prior to the IPO, the Company issued 2,290,000 shares of common stock at a price of $.001 per share. Pursuant to the underwriter's over-allotment option, granted in connection with the Company's IPO, on January 27, 1994, the underwriter of the Company's IPO exercised its over-allotment option in full, purchasing from the Company an additional 210,000 shares of common stock and 315,000 Redeemable Warrants. The closing of the over-allotment offering occurred on February 3, 1994, at which time the Company received net proceeds of $958,268, after deducting legal and related expenses of $27,397. Additionally, in connection with the IPO, the underwriter was granted warrants (the "Underwriter's Warrants") to purchase from the Company 140,000 shares of common stock and 210,000 warrants, which are substantially identical to the Redeemable Warrants except that the warrants issuable upon exercise of Underwriter's Warrants cannot be redeemed by the Company. The Underwriter's Warrants are initially exercisable at a price of $8.25 per share of common stock and $4.4125 per share of common stock for a period of four years commencing one year from the date of the IPO.

                  In connection with a loan provided to the Company by a stockholder in the amount of $200,000 (which was repaid on the closing of the IPO), the Company issued 200,000 warrants to the stockholder in June 1993 which automatically became 200,000 Redeemable Warrants on the closing of the IPO.

                  In connection with the Company's IPO certain founding stockholders entered into an agreement with the underwriter of the IPO (the "Escrow Agreement") to place all of their common stock, consisting of 1,737,000 shares, into escrow. The Escrow Agreement had two aspects. First, the underwriter of the IPO required the placement of 1,000,000 shares into escrow to enhance the marketability of the IPO. This aspect of the Escrow Agreement did not represent a contingency for which shares would be issued. The 1,000,000 shares were released upon the opening of Country Star Hollywood on August 22, 1994. The release of the shares had no affect on the Company's

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)


NOTE 3 -          CAPITAL TRANSACTIONS(Continued)

                  financial statements. The second aspect of the Escrow Agreement initially provided for the release of the remaining 737,000 shares upon the Company achieving after-tax net income, as defined, of $153,750 for any quarter. If for any quarter the Company achieved after-tax net income greater than $125,125, but less than $153,750, a proportionate amount of shares would be released.

                  Certain founding stockholders of the Company placed 737,000 shares of common stock into escrow to be released originally upon the Company achieving specified levels of after-tax net income. On August 21, 1995, the Escrow Agreement was amended to provide that the 737,000 shares will be released on the second anniversary of the effective date of the Company's IPO, December 15, 1995. As a result of the amendment, the Company recorded a charge to earnings of approximately $2,850,000 for the period August 22, 1995 through December 31, 1995, based on the market price of the common stock on August 22, 1995.

                  During the third and fourth quarter of 1994, the Company sold 527,186 unregistered shares of common stock, pursuant to separate private placement transactions, for aggregate total cash proceeds of $2,667,696 and a receivable of $364,721, which was collected subsequent to December 31, 1994. In connection therewith, the Company also issued to certain purchasers 48,565 unregistered, four-year common stock purchase warrants entitling its holder to purchase one share of common stock at an exercise price of $10.375 per share. Additionally, 145,412 Redeemable Warrants were exercised at $7.00 each for 145,412 shares of common stock for aggregate total proceeds of $1,017,884.

                  On December 20, 1994, the Company amended the terms and conditions of the agreement between the Company and Continental Stock Transfer & Trust Company with respect to the Redeemable Warrants to (i) reduce the exercise price of the Redeemable Warrants from $7.00 to $4.00 per share, and (ii) change the terms of redemption from $.10 per share to one-third (1/3) of one (1) share of the Company's publicly traded common stock for each Redeemable Warrant redeemed.

                  On July 28, the Company completed a private placement pursuant to which it sold 37 units (the "Units") to nonaffiliated, accredited investors (the Private Placement), each unit consisting of (i) a $50,000 6% promissory note due the sooner of twelve (12) months from the date of issuance or the Company's receipt of at least $5,000,000 in gross proceeds from a public or private sale of its securities, a joint venture or licensing agreement (the "Note"), (ii) 5,000 shares of common stock, and (iii) 3,000 warrants exercisable at a price at a price of $5.00 per share, subject to adjustment, to purchase 3,000 shares of common stock. The net proceeds from the Private Placement were approximately $1,650,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 185,000 shares of common stock and 111,000 warrants and recorded a discount aggregating

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)



NOTE 3 -          CAPITAL TRANSACTIONS(Continued)

                  $655,518 based upon the relative fair market value of the Notes, the common stock and the warrants issued therewith. The discount is to be amortized over the term of the Notes as interest expense. On November 10, 1995, the effective date of the Company's Secondary Offering, the common shares were converted into 77,089 shares of 6% Cumulative Convertible Series A Preferred Stock and the promissory notes were repaid.

                  On November 10, 1995, the Company offered and sold in the Secondary Offering, 1,200,000 shares of 6% Series A Preferred Stock at a price of $12.00 per share. The net proceeds from the sale of the Series A Preferred amounted to approximately $12,372,500, after deducting expenses of $2,027,500. Such net proceeds is being used to complete the development and construction of Country Star Las Vegas and Country Star Atlanta. In connection with the Secondary Offering, the Company agreed to issue the representatives of the several underwriters warrants, for nominal consideration, to purchase from the Company 120,000 shares of Series A Preferred. Each share of Series A Preferred is convertible, unless previously redeemed by the Company, into six shares of the Company's common stock. Unless earlier converted or redeemed, the Series A Preferred automatically will convert into common stock upon the earlier of May 10, 1997 or the Company achieving quarterly revenues from operations of at least $7,000,000. During the quarter ended March 31, 1996, 599,218 shares of Series A Preferred stock were redeemed for 3,595,308 shares of common stock.

                  During 1995 the Company sold 25,000 unregistered shares of common stock in a private placement transaction and received $100,000. In 1995 the Company sold an additional 342,857 unregistered shares of common stock and 257,143 warrants in a private placement, for an aggregate purchase price of $600,000.

                  In addition, warrants, originally sold for $0.25, were exercised for 275,889 shares of common stock at a price of $4.00 per share for aggregate total net proceeds of $1,103,675.

                  Effective February 12, 1996, the Company sold 241,905 unregistered shares of common stock in a private placement transaction and received $635,000. Effective March 28, 1996 the Company sold an aggregate of 750,000 unregistered shares of common stock for an aggregate purchase price of $2,250,000 and in connection therewith issued an aggregate of 375,000 warrants to purchase 375,000 shares of common stock for $3.00 per share in a private placement. All of the proceeds received by the Company from each of the aforementioned private placements is for further development of the Company's Country Star Restaurants and for working capital purposes.

                  As of March 31, 1996, the Company had reserved an aggregate of 3,494,708 shares of common stock for the exercise of warrants and stock options.

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)


NOTE 4  -         UNSECURED NOTES PAYABLE

                  In December, 1995 the Company entered into a note agreement for $495,000 with a limited partnership in conjunction with an investment to be entered into in Country Star Las Vegas, LLC. The note bears interest at 6% and is due and payable on December 19, 1996. On April 1, 1996 the note was converted into an equity ownership in Country Star Las Vegas, LLC. See
                  Note 8.

NOTE 5 -          MINIMUM LEASE PAYMENTS

                  The Company has lease agreements to operate the restaurant facility in Universal City, California, and their corporate offices and warehouse facilities. The restaurant's initial lease term expires on May 31, 1997, and under certain conditions is subject to three extensions of five years each. The lease requires annual minimum payments of percentage rent to be paid, ranging from 6% to 10% of annual sales volume, although such percentage rent payments will be foregone by the landlord until such time as the Company recoups its investment in the leasehold improvements from amounts that would otherwise be payable to the landlord as percentage rent.

                  The Company has also entered into lease agreements in Las Vegas, Nevada, and Atlanta, Georgia, with the intention of opening restaurant operations. The Atlanta lease requires the Company to pay a minimum base rent, operating expenses, and a percentage of rent of 6% of gross sales after the Company recoups its investment in the leasehold improvements from amounts that would otherwise be payable to the landlord as percentage rent. The Las Vegas lease requires the Company to pay base rent, with stipulated fixed annual increases for the first two years, and thereafter adjust according to the Consumer Price Index (CPI) for the remainder of the lease.

                  The Atlanta lease has a 20-year term, which will expire in 2015. The Las Vegas lease has a 10-year term, which will expire in 2005. Both leases have an option for renewal.

                  The warehouse and corporate facilities have terms expiring in 1996 and 1999 respectively.

                  The Company is subject to minimum annual lease payments as follows:

                  For the period April 1, 1996 through
                  December 31, 1996                         $   1,716,000
                  1997                                          2,391,000
                  1998                                          2,386,000
                  1999                                          2,477,000
                  2000                                          2,462,000
                  Thereafter                                   21,044,000

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)



NOTE 6 -          CAPITAL LEASE

                  The Company has executed certain leases for signage which are accounted for as capital leases. At the termination of each lease, the Company has the option to purchase the signage at a bargain purchase amount. There are three separate leases, two expiring within a twelve month period, and the third extending for sixty months, expiring in 1999.

                  The Company is subject to minimum annual lease payments as follows:

                    For the period April 1, 1996 through December 31,
                    1996                                          $   88,506
                    1997                                             118,008
                    1998                                             118,008
                    1999                                             108,174
                                                                   ---------

                    Total minimum lease payments                     432,696
                    Less amount representing interest                (90,296)

                    Present value of net minimum lease payments   $  342,400
                                                                  ----------


NOTE 7 -          STOCK OPTIONS

                  In July 1993, the Company adopted an Incentive Stock Option Plan. The total number of shares with respect to which incentive stock options (ISOs) may be granted is 100,000. The exercise price of all ISOs granted to an individual owning more than 10% of the Company's outstanding voting shares shall be at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which options may be granted is ten years from the date of the grant (five years in the case of an ISO granted to an individual owning more than 10% of the Company's outstanding voting shares). The aggregate fair market value (determined at the date of the option grant) of shares of common stock, with respect to which ISOs are exercisable for the first time by the holder of the option during any calendar year, may not exceed $100,000. Ninety thousand (90,000) options have been granted under the Plan at an exercise price of $2.00.

                  In January 1994, the Company adopted the 1994 Nonqualified Stock Option Plan (the "Plan"). The Plan provides for the grant of nonqualified stock options to purchase up to 1,000,000 shares of the common stock. The exercise price of options granted under this plan shall not be less than 100% of the fair market value of the common stock on the date of the grant. In April 1994, the Company granted options to purchase 988,000 shares at a price equal to the market price on the date of grant. In December 1994, the exercise price was adjusted to the then market price of $4.00.

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)



NOTE 7 -          STOCK OPTIONS(Continued)

                  The Company granted options to purchase 467,000 shares to certain non-employees for services to be performed. Of this amount, 350,000 options were granted to certain celebrities pursuant to license agreements with such celebrities. In addition, options to purchase 60,000 shares were issued pursuant to a restaurant management agreement. The Company will recognize a charge to earnings over the period services are rendered by the non-employees based on the fair market value of the options at the date granted.

                  During the first quarter of 1996 the Company issued an aggregate of 955,000 common stock purchase warrants to officers, employees, independent contractors directors and vendors at prices ranging from $2.00 to $3.00. During the first quarter of 1996 the Company also repriced 594,565 non-qualified stock options previously granted to certain officers, employees, directors, investors and independent contractors from $4.00 to $2.00.

NOTE 8 -          INVESTMENT IN COUNTRY STAR LAS VEGAS LLC

                  On September 6, 1995, the Company entered into a definitive agreement for the financing of future Country Star Restaurants with NevStar Restaurants, LLC ("NevStar") a newly formed Nevada limited liability corporation. Such agreement (the "Development Financing Agreement") provides that NevStar shall
                  (i) invest $4.5 million of equity in Country Star Las Vegas, and (ii) have the right, under certain circumstances, to invest up to an additional $12.5 million in equity in future domestic Country Star Restaurants, including Country Star Atlanta. To secure its investment in Country Star Las Vegas, NevStar deposited into escrow $5 million in marketable securities upon the execution of the Development Financing Agreement. Pursuant to the terms and conditions of the Development Financing Agreement, a limited liability corporation has been established to effect each of NevStar's and the Company's investment in Country Star Las Vegas (the "Country Star Las Vegas LLC"). NevStar will provide $4.5 million of equity financing for Country Star Las Vegas LLC and the Company will provide the remaining funds necessary for Country Star Las Vegas LLC, or approximately $3.0 million (NevStar and the Company, in their capacity as investors in the Country Star Las Vegas LLC, are sometimes referred to herein as the "Equity Investors"). In connection with NevStar's $4.5 million investment in Country Star Las Vegas LLC, the Company shall be responsible for legal fees of $225,000 in connection therewith and with respect to any additional investments made in any future domestic Country Star Restaurants by NevStar, additional legal fees in the same proportion as the $225,000 bears to NevStar's initial $4.5 million investment. All such legal fees will be capitalized by the Company.

                  Upon commencement of operations of Country Star Las Vegas, prior to any cash distributions, the Company, which will be responsible for managing the day-to-day operations of Country Star Las Vegas, subject to NevStar's approval for various matters, will receive a management fee in the amount of $333,333 per annum, payable in equal monthly installments. In connection with the Company's management of Country Star Las Vegas, the Company has agreed with NevStar that labor costs will be a predetermined percentage of Country Star Las Vegas' revenues, which percentage shall vary based upon the actual revenues. In the event that actual labor costs for Country Star Las Vegas exceeds such percentage of revenues during a twelve (12) month period, the Company will be obligated to fund any such excess. After the Equity Investors (of which

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)




NOTE 8 -          INVESTMENT IN COUNTRY STAR LAS VEGAS LLC(Continued)

                  the Company is a 40% participant) shall receive a rate of return of 6% per annum on their unrecouped investment, all available cash shall be distributed 25% to the Company and 75% to the Equity Investors until such time as the Equity Investors shall have received cash contributions equal to 100% of their investment. Thereafter, all available cash shall be distributed 65% to the Company and 35% to the Equity Investors. The Company presently reports its investment in Country Star Las Vegas LLC using the equity method of accounting. On April 1, 1996, a limited partnership invested $495,000 in Country Star Las Vegas LLC. See Note 4.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial conditions and results of operations should be read in conjunction with the Financial Statements and the Notes thereto.

General

The Company was formed in May of 1993 and, prior to the opening of Country Star Hollywood on August 22, 1994, did not generate any revenue.

The Company will incur significant expenses during the next several months to complete the development, and to construct, open and begin operations of, Country Star Las Vegas and Country Star Atlanta. Such costs include but are not limited to architectural and design fees, permit costs, engineering costs, construction costs, initial food, liquor and merchandise inventory, furniture and fixtures, initial staffing and employee training costs, ground breaking and grand opening costs, and initial marketing and promotional costs. As of March 31, 1996, the Company had expended approximately $1,600,000 and $1,500,000 with respect to Country Star Las Vegas and Country Star Atlanta respectively. Of the $1,600,000 spent for Country Star Las Vegas, approximately $700,000 has been reimbursed by its financial partner. The Company is paying rent for both Country Star Las Vegas and Country Star Atlanta.

Results of Operations

For the three months ended March 31, 1996, the Company had a net loss of $1,217,947, compared with net loss of $1,065,254 for the quarter ended March 31, 1995. Losses attributed to restaurant operations were $212,693, compared with $347,623 for the quarter ended March 31, 1995. Corporate overhead was $1,005,063, compared with $717,631 for the quarter ended March 31, 1995. Losses from restaurant operations decreased due primarily to a decrease in operating expenses from the previous year at Country Star Hollywood. In addition, the company incurred increases in its General and Administrative expenses as a result of changes in management infrastructure which included the hiring of additional professionals necessary for the opening of Las Vegas and Atlanta.

Revenue

         Food and Beverage

         For the three months ended March 31, 1996, food and beverage revenues were $920,645, compared with $1,031,954 for the three months ended March 31, 1995. All of the revenues were generated by the Company's initial restaurant, Country Star Hollywood, located in Universal City, California. This represents approximately 92% and 91% of total revenue for the quarters ended March 31, 1996 and 1995, respectively. The Company attributes the decrease in food and beverage revenues from the prior year's quarter entirely to construction activity at the main entrance to Universal Studios Hollywood, which is directly adjacent to the front Juke Box entrance of Country Star Hollywood. Beginning November 27, 1995, MCA began the process of reconstruction of the main tour plaza of Universal Studios. The three phase reconstruction program included the installation of a construction fence which substantially blocked Country Star Hollywood's visibility from the "Universal City Walk" entertainment zone and temporarily relocated the entrance to the Universal Amphitheater to the east end of the park. The reconstruction fence in Phase II and III almost completely cut off visibility of Country Star Hollywood from patrons of Universal Studios Hollywood. The Company believes that the reconstruction process by MCA prevented the Company from meeting its revenue objectives for the first quarter of 1996.

The Company has been advised that reconstruction phase will be concluded in June of this year in time for the opening of Universal Studios Hollywood major new attraction, "Jurassic Park". Management believes that upon the completion of the new tour plaza and the opening of Jurassic Park, revenues will increase substantially for the summer of 1996 as compared to 1995.

         Merchandise

         For the three months ended March 31, 1996, merchandise revenues were $83,546 compared with $96,705 for the three months ended March 31, 1995. All of the revenues were generated by the Company's initial restaurant, Country Star Hollywood, located in Universal City, California. This represents approximately 8% and 9% of total revenue for the quarters ended March 31, 1996 and 1995, respectively. The Company attributes the decrease in merchandise revenues entirely on the reconstruction activity fully discussed in Food and Beverage.

         Other Income

         There was no other income during First Quarter, 1996.

         Interest Income

         For the three months ended March 31, 1996, interest income was $30,246 compared with $3,819 for the three months ended March 31, 1995. All interest income from the temporary investment in interest bearing accounts of funds received from financing activities. The increase in interest income is due to the larger balances available from funds received from the Secondary Offering and from Private Placements in the last quarter of 1995 and the first quarter of 1996.

Operating Expenses

         Food and Beverage Cost of Sales

         Food and beverage cost of sales for the three months ended March 31, 1996 were $280,337 and represented 30% of food and beverage revenues. Food and beverage cost of sales for the three months ended March 31, 1995 were $310,784 and also represented 30% of food and beverage revenues.

         Merchandise Cost of Sales

         Merchandise cost of sales for the three months ended March 31, 1996 were $48,109 and were $46,710 for the three months ended March 31, 1995. This represents approximately 58% of merchandise revenues for the three months ended March 31, 1996, and 48% for the prior year period. Management attributes the increase in merchandise cost as a percentage of sales to certain patrons using discount coupons to purchase merchandise. The coupons were distributed by the Company in response to the reconstruction activity fully discussed in Food and Beverage above. Management believes that the ratio of costs to sales will improve when promotional coupons are no longer necessary, with the completion of the reconstruction.

         Payroll and Related Costs

         Payroll and related taxes at Country Star Hollywood was $398,689, representing nearly 40% of total revenues for the three months ended March 31, 1996, and $489,410, representing approximately 43% of total revenue for the three months ended March 31, 1995. New management at the restaurant has made a significant change in the labor cost which should continue to decrease as percent of sales especially after completion of the construction process and substantial increases in sales projections are realized.

         Other Operating Costs

         Other operating costs for Country Star Hollywood for the three months ended March 31, 1996 were $294,828, representing approximately 29% of total revenues. Other operating costs for the three months ended March 31, 1995 were $365,424, representing approximately 32% of total revenues.

         Rent

         For the three months ended March 31, 1996 rent expense for Country Star Hollywood was $78,245 representing approximately 8% of total revenues. For the three months ended March 31, 1995 rent expense was $78,000, representing approximately 7% of total revenues.

         Interest Expense

         Interest expense for the three months ended March 31, 1996 was $17,165 as compared to $40,549 for the three months ended March 31, 1995. The components of interest are $7,500 relating to the unsecured note that converted to an investment in Country Star Las Vegas, LLC on April 1, and $9,665 relating to a capital lease to finance two signs at Country Star Hollywood. All significant loans existing as of March 31, 1995 were repaid at the time of the preferred stock offering in November, 1995 thus reducing interest expense for the three months ended March 31, 1996 as compared with the three months ended March 31, 1995.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 1996 were $1,018,335 and for the three months ended March 31, 1995 were $689,001. Selling, general and administrative expenses consist primarily of corporate salaries, advertising and corporate promotions, legal and professional fees, insurance expense, travel related costs and amortization of costs associated with options granted to employees of the company.

During the quarter, increases over the previous year's quarter in selling, general and administrative expenses amounted to approximately $330,000. Selling and promotional expenses increased approximately $70,000 primarily due to the implementation of a new logo program and the hiring of an internationally known marketing firm. Legal fees associated with new and current projects, resulted in an increase over the previous year of approximately $120,000. Additionally, the celebrity stock option vesting program and related amortization amounted to $36,000 over the same quarter the prior year. Corporate salary increases were related to the hiring of senior management operational employees, and severance agreements with previous administrative employees accounted for the remaining variance from the prior year quarter.

Liquidity and Capital Resources

At May 10, 1996 the Company had cash on hand of $9,429,000. To date the Company has funded its capital requirements with proceeds from the public sale of Common Stock, Redeemable Warrants and Preferred Stock, the exercise of the publicly traded Redeemable Warrants, the private sale of equity and debt securities, and mortgage financing on the purchase of land.

Seasonality

The Company does not believe that seasonality will have a material impact on the Company's overall operations once it has established Country Star Las Vegas and Country Star Atlanta. Country Star Hollywood is in a location that experiences significantly higher traffic during the summer months due to its popularity as a tourist destination. Consequently, until Country Star Las Vegas and Country Star Atlanta open, seasonality will have a material impact on the Company's operations.

Impact of Inflation

Increases in food and labor costs and interest rates directly affect the Company. Many of the Company's employees at Country Star Hollywood are paid, and many of the Company's employees at Country Star Las Vegas and Country Star Atlanta will be paid, at hourly rates related to the Federal minimum wage. Any increases in the Federal minimum wage in the future would further increase the Company's operating expenses. In addition, the Company's leases at Country Star Hollywood, Country Star Las Vegas and Country Star Atlanta require the Company, among other things to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to inflation as well as percentage rent and periodic escalations of annual rents. Any future leases that the Company may enter into with respect to any future Country Star Restaurant may also contain similar provisions.

                                     Part II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)               Reports on Form 8-K

                  On January 16, 1996, the Company filed a Current Report on Form 8-K in connection with the resignation of Ernst & Young, LLP as the Company's independent auditor.

                  On March 25, 1996, the Company filed a Current Report on Form 8-K in connection with the Company's engagement of BDO Seidman, LLP as its independent auditor.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                             COUNTRY STAR RESTAURANTS, INC.

                                        By:  /s/  Robert J. Schuster
                                             --------------------------------
                                             Robert J. Schuster
                                             Chief Executive Officer

                                        By:  /s/  Peter R. Feinstein
                                             --------------------------------
                                             Peter R. Feinstein
                                             President and
                                             Chief Financial Officer

Dated:  May 16, 1996