Form 10QSB
period 1996-06-30
COUNTRY STAR RESTAURANTS INC
filed 1996-08-19
CIK 911220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period  ended  June 30, 1996
                                 -------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transaction period from                         to
                                -----------------------    ------------------
Commission File Number 0 - 23136
                       ---------


                         COUNTRY STAR RESTAURANTS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            62-1536550
- ---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


               11150 SANTA MONICA BOULEVARD, LOS ANGELES, CA 90025
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 268-2200
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
            ---------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X         No
             -----------       -------------

The number of shares of common stock outstanding as of
  August 15, 1996:                                              12,908,082

                         COUNTRY STAR RESTAURANTS, INC.

                                      Index


                                                                           Page
                                                                           ----


PART I      -     Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet at
                       March 31, 1996 (unaudited)........................  F-2

                  Condensed Statements of Operations
                       for the Quarter Ended March 31, 1996
                       and March 31, 1995  (unaudited)...................  F-4

                  Condensed Statements of Cash Flows
                       for the Quarter Ended March 31, 1996
                       and March 31, 1995  (unaudited)...................  F-5

                  Notes to Condensed Financial Statements
                       (unaudited).......................................  F-6


         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.....    1



SIGNATURES

                         COUNTRY STAR RESTAURANTS, INC.

                             Condensed Balance Sheet

                                  June 30, 1996
                                   (Unaudited)



                                                       June 30,
                                                        1996        December 31,
                                                     (Unaudited)        1995
                             ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $ 6,048,587       9,760,675
    Receivables                                           55,528
    Inventories                                          251,711         380,608
    Prepaid expenses and other                           178,232         200,343
                                                     -----------     -----------

       Total current assets                            6,534,058      10,341,626
                                                     -----------     -----------

PROPERTY AND EQUIPMENT AT COST, net of
    accumulated depreciation of $837,350.
    Leasehold improvements                             5,125,306       5,264,336
    Equipment                                            915,466         926,304
    Capital lease                                        584,270         602,372
                                                     -----------     -----------

       Total property and equipment                    6,625,042       6,793,012
                                                     -----------     -----------

INVESTMENTS IN AND ADVANCES TO
   LAS VEGAS, LLC                                      2,782,454         852,488
                                                     -----------     -----------

OTHER ASSETS
    Memorabilia                                          235,947         179,047
    Construction in Progress - Atlanta                 3,717,118       1,142,012
    Other                                                212,993         233,566
                                                     -----------     -----------

       Total other assets                              4,166,058       1,554,625
                                                     -----------     -----------

       Total assets                                  $20,107,612     $19,541,751
                                                     ===========     ===========

                         COUNTRY STAR RESTAURANTS, INC.

                             Condensed Balance Sheet

                                  June 30, 1996
                                   (Unaudited)


                                                                 June 30,
                                                                  1996        December 31,
                                                               (Unaudited)       1995
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable trade                                    $    354,458    $    155,386
    Accrued liabilities                                            183,362         153,562
    Notes Payable                                                                  495,000
    Capital lease obligation - current portion                      87,931          83,660
    Deposits and other current liabilities                          17,125
                                                              ------------    ------------

       Total current liabilities                                   642,876         887,608
                                                              ------------    ------------

LONG-TERM LIABILITIES
    Capital lease obligation, net of current portion               233,820         278,879
                                                              ------------    ------------

       Total long term liabilities                                 233,820         278,879
                                                              ------------    ------------

       Total liabilities                                           876,696       1,166,487
                                                              ------------    ------------


STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 2,000,000 shares
       authorized, 469,445 shares issued and outstanding               469           1,277
    Common stock, $0.001 par value, 25,000,000 shares
       authorized, 12,140,522 shares issued and outstanding         12,141           5,948
    Additional paid-in-capital                                  32,557,524      29,454,152
    Unamortized stock option cost                                 (161,643)       (232,892)
    Accumulated deficit                                        (13,177,575)    (10,853,221)
                                                              ------------    ------------

       Total stockholders' equity                               19,230,916      18,375,264
                                                              ------------    ------------

       Total liabilities and stockholders' equity             $ 20,107,612    $ 19,541,751
                                                              ============    ============


         See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                  For the Quarter Ended                  For the Six Months Ended
                                           ------------------------------------     ------------------------------------
                                               June 30,           June 30,             June 30,            June 30,
                                                 1996               1995                 1996                1995
                                           -----------------  ------------------   ------------------  -----------------
REVENUES
    Food and Beverage                      $       995,638    $     1,277,925            1,916,283          2,311,499
    Merchandise                                     81,474            113,945              165,019            210,650
    Other                                            5,118                                   5,118
                                           -----------------  ------------------   ------------------  -----------------

             Total revenue                       1,082,230          1,391,870            2,086,420          2,522,149

OPERATING EXPENSES
    Cost of sales
         Food and beverage                         255,218            375,813              535,556            686,597
         Merchandise                                38,275             50,706               86,384             97,416
    Operating payroll                              465,968            516,658              864,657          1,006,068
    Other operating                                457,408            346,845              752,067            643,664
    Rent                                            78,214             78,000              156,428            156,000
    Depreciation and Amortization                  117,127            193,429              233,803            381,003
                                           -----------------  ------------------   ------------------  -----------------

             Total operation expenses            1,412,210          1,561,451            2,628,895          2,970,748

RESTAURANT OPERATIONS, net                        (329,980)          (169,581)            (542,475)          (448,599)

INTEREST EXPENSE, net                             (119,436)            57,397             (132,516)            94,127

OTHER INCOME

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       895,855            867,652            1,914,395          1,617,158
                                           -----------------  ------------------   -----------------   -----------------

NET LOSS                                   $    (1,106,399)   $    (1,094,630)     $    (2,324,354)    $   (2,159,884)
                                           =================  ==================   ==================  =================

NET LOSS PER SHARE                         $         (0.10)    $        (0.20)     $         (0.25)   $         (0.42)
                                           =================  ==================   ==================  =================

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                         11,481,108          5,449,952            9,401,786          5,092,765
                                           =================  ==================   ==================  =================



See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                -----------------------------------------------
                                                                      June 30,                  June 30,
                                                                        1996                      1995
                                                                ---------------------     ---------------------

OPERATING ACTIVITIES
     Net loss                                                   $        (2,324,354)      $      (2,159,884)
                                                                -------------------       -----------------

     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                   343,119                 414,269
            Charge for settlement                                            80,000
            Discount on notes payable                                                                14,682
            Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                   (55,528)
               (Increase) decrease in inventories                           128,897                  (9,748)
               Decrease in pre-opening costs                                                         16,749
               (Increase) decrease in prepaid expenses                       22,111                (144,889)
               (Increase) decrease in other noncurrent assets               (14,721)                (52,032)
               Increase (decrease) in accounts payable and
                   accrued liabilities                                      228,872                 268,257
               Increase (decrease) in notes payable                        (495,000)
               Increase (decrease) in deposits and other
                   current liabilities                                       17,125
                                                                -------------------       -----------------
                   Total adjustment                                         254,875                 507,288
                                                                -------------------       -----------------
                   Net cash used in operating activities                 (2,069,479)             (1,652,596)
                                                                -------------------       -----------------

INVESTING ACTIVITIES
     Purchase of leasehold improvements                                     (18,300)               (119,846)
     Purchase of equipment                                                  (50,306)                (20,959)
     Purchase of memorabilia                                                (56,900)                 (5,458)
     Increase in pre-development and lease costs                                                    (80,916)
     Investment in Country Star Las Vegas, LLC                           (1,929,966)               (427,536)
     Investment in Country Star Atlanta - CIP                            (2,575,106)               (581,035)
                                                                -------------------       -----------------
                   Net cash used by investing activities                 (4,630,578)             (1,235,750)
                                                                -------------------       -----------------

FINANCING ACTIVITIES
     Net proceeds from issuance of common stock and  warrants             3,066,500               1,945,238
     NASD fee                                                               (37,743)
     Issuance of  note payable                                                                    1,121,874
     Decrease in leasehold improvements payable                                                    (400,000)
     Capital lease payments                                                 (40,788)                (90,925)
                                                                -------------------       -----------------
                   Net cash provided by financing activities              2,987,969               2,576,187
                                                                -------------------       -----------------


NET DECREASE IN CASH                                                     (3,712,088)               (312,159)
                                                                -------------------       -----------------

CASH - beginning of period                                                9,760,675                 543,694
                                                                -------------------       -----------------

CASH - end of period                                            $         6,048,587       $         231,535
                                                                ===================       =================


See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.


                    Notes to Financial Statements (Continued)
                                   (Unaudited)

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

                  For the year ended December 31, 1993, the Company was a development-stage Company. In August, 1994, the Company opened its first restaurant and began operations. On July 2, 1996, the company opened its second restaurant on the Strip in Las Vegas, Nevada.

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

                  Cash and Cash Equivalents

                  Cash and cash equivalents are all highly liquid investments with an original maturity or purchased with a remaining maturity of three months or less, that are readily convertible to known amounts of cash. The carrying amount of cash and cash equivalents approximates fair value due to their short maturity periods.

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

                  The Company has generated net operating losses since inception for financial reporting and income tax purposes. The Company has a net operating loss carryforward of approximately $7.7 million. The potential tax benefit of the Company's net operating loss carryforward is $1,575,000, $1,172,000 and $1,020 as of December 31, 1995, 1994 and 1993. No potential tax benefit has been calculated for the six months ended June 30, 1996. As of December 31, 1995, the Company has reserved the tax benefit of the net operating loss carryforward, which begins to expire in 2008.

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 1 -          BACKGROUND OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

                  Additionally, a valuation allowance has been recognized to offset the deferred tax asset of $150,000 and $118,000 for 1994 and 1993, attributable primarily to the temporary differences for start-up costs expensed for financial reporting purposes and capitalized for tax purposes due to the uncertainty of realizing the benefit. Accordingly, no benefit for income taxes has been reflected for the six months ended June 30, 1996 and 1995.

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

                  The unaudited consolidated financial statements of the Company as of June 30, 1996 and 1995 and for the three month period and six month period ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

                  On July 28, 1995, the Company completed a private placement pursuant to which it sold 37 units (the "Units") to nonaffiliated, accredited investors (the Private Placement), each unit consisting of (i) a $50,000 6% promissory note due the sooner of twelve (12) months from the date of issuance or the Company's receipt of at least $5,000,000 in gross proceeds from a public or private sale of its securities, a joint venture or licensing agreement (the "Note"), (ii) 5,000 shares of common stock, and (iii) 3,000 warrants exercisable at a price at a price of $5.00 per share, subject to adjustment, to purchase 3,000 shares of common stock. The net proceeds from the Private Placement were approximately $1,650,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 185,000 shares of common stock and 111,000 warrants and recorded a discount aggregating

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 3 -          CAPITAL TRANSACTIONS (Continued)

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

                  On November 10, 1995, the Company offered and sold in the Secondary Offering, 1,200,000 shares of 6% Series A Preferred Stock at a price of $12.00 per share. The net proceeds from the sale of the Series A Preferred amounted to approximately $12,372,500, after deducting expenses of $2,027,500. Such net proceeds is being used to complete the development and construction of Country Star Las Vegas and Country Star Atlanta. In connection with the Secondary Offering, the Company agreed to issue the representatives of the several underwriters warrants, for nominal consideration, to purchase from the Company 120,000 shares of Series A Preferred. Each share of Series A Preferred is convertible, unless previously redeemed by the Company, into six shares of the Company's common stock. Unless earlier converted or redeemed, the Series A Preferred automatically will convert into common stock upon the earlier of May 10, 1997 or the Company achieving quarterly revenues from operations of at least $7,000,000. During the six months ended June 30, 1996, 807,644 shares of Series A Preferred stock were redeemed for 4,845,864 shares of common stock.

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

                  Effective February 12, 1996, the Company sold 241,905 unregistered shares of common stock in a private placement transaction and received $635,000. Effective March 28, 1996 the Company sold an aggregate of 750,000 unregistered shares of common stock for an aggregate purchase price of $2,250,000 and in connection therewith issued an aggregate of 375,000 warrants to purchase 375,000 shares of common stock for $3.00 per share in a private placement. In May and June, 1996, warrants for the purchase of 192,000 shares of common stock were exercised, for which the company received proceeds of $406,500. All of the proceeds received by the Company from each of the aforementioned private placements is for further development of the Company's Country Star Restaurants and for working capital purposes.

                  As of June 30, 1996, the Company had reserved an aggregate of 3,302,708 shares of common stock for the exercise of warrants and stock options.

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

                  The Company has also entered into lease agreements in Las Vegas, Nevada, and Atlanta, Georgia, to operate restaurant facilities there. The Atlanta lease requires the Company to pay a minimum base rent, operating expenses, and a percentage of rent of 6% of gross sales after the Company recoups its investment in the leasehold improvements from amounts that would otherwise be payable to the landlord as percentage rent. The Las Vegas lease requires the Company to pay base rent, with stipulated fixed annual increases for the first two years, and thereafter adjust according to the Consumer Price Index (CPI) for the remainder of the lease.

                  The Atlanta lease has a 20-year term, which will expire in 2015. The Las Vegas lease has a 10-year term, which will expire in 2005. Both leases have an option for renewal.

                  The warehouse and corporate facilities have terms expiring in 1997 and 1999 respectively.

                  The Company is subject to minimum annual lease payments as follows:

                    For the period July 1, 1996 through
                    December 31, 1996                    $ 1,150,000
                    1997                                   2,391,000
                    1998                                   2,386,000
                    1999                                   2,477,000
                    2000                                   2,462,000
                    Thereafter                            21,044,000

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 6 -          CAPITAL LEASE

                  The Company has executed certain leases for signage which are accounted for as capital leases. At the termination of each lease, the Company has the option to purchase the signage at a bargain purchase amount. There were three separate leases, two of which expired within a twelve month period, and the third extending for sixty months, expiring in 1999.

                  The Company is subject to minimum annual lease payments as follows:

                  For the period July 1, 1996 through
                  December 31, 1996                              $   59,004
                  1997                                              118,008
                  1998                                              118,008
                  1999                                              108,174
                                                                 ----------
                  Total minimum lease payments                      403,194
                  Less amount representing interest                (62,849)
                                                                 ----------
                  Present value of net minimum lease payments    $  340,335
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

                  The Company granted options to purchase 467,000 shares to certain non-employees for services to be performed. Of this amount, 350,000 options were granted to certain celebrities pursuant to license agreements with such celebrities. In

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 7 -          STOCK OPTIONS

                  addition, options to purchase 60,000 shares were issued pursuant to a restaurant management agreement. The Company will recognize a charge to earnings over the period services are rendered by the non-employees based on the fair market value of the options at the date granted.

                  During the first quarter of 1996 the Company issued an aggregate of 955,000 common stock purchase warrants to officers, employees, independent contractors, directors and vendors at prices ranging from $2.00 to $3.00. During the first quarter of 1996 the Company also repriced 594,565 non-qualified stock options previously granted to certain officers, employees, directors, investors and independent contractors from $4.00 to $2.00.

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

                  Upon commencement of operations of Country Star Las Vegas, prior to any cash distributions, the Company, which will be responsible for managing the day-to-day operations of Country Star Las Vegas, subject to NevStar's approval for various matters, will receive a management fee in the amount of $333,333 per annum, payable in equal monthly installments. In connection with the Company's management of Country Star Las Vegas, the Company has agreed with NevStar that labor costs will be a predetermined percentage of Country Star Las Vegas' revenues, which percentage shall vary based upon the actual revenues. In the event that actual labor costs for Country Star Las Vegas exceeds such percentage of revenues during a

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

NOTE 8 -          INVESTMENT IN COUNTRY STAR LAS VEGAS LLC (Continued)

                  twelve (12) month period, the Company will be obligated to fund any such excess. After the Equity Investors (of which the Company is a 40% participant) shall receive a rate of return of 6% per annum on their unrecouped investment, all available cash shall be distributed 25% to the Company and 75% to the Equity Investors until such time as the Equity Investors shall have received cash contributions equal to 100% of their investment. Thereafter, all available cash shall be distributed 65% to the Company and 35% to the Equity Investors. The Company presently reports its investment in Country Star Las Vegas LLC using the equity method of accounting. On April 1, 1996, a limited partnership invested $495,000 in Country Star Las Vegas LLC. See Note 4.

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

The Company will incur significant expenses during the next several months to complete the development, and to construct, open and begin operations of, Country Star Las Vegas (opened July 2, 1996) and Country Star Atlanta (retail store opened July 14, 1996, with the restaurant scheduled to open September 9,
1996). Such costs include but are not limited to architectural and design fees, permit costs, engineering costs, construction costs, initial food, liquor and merchandise inventory, furniture and fixtures, initial staffing and employee training costs, ground breaking and grand opening costs, and initial marketing and promotional costs. As of June 30, 1996, the Company had expended approximately $2,800,000 and $3,700,000 with respect to Country Star Las Vegas and Country Star Atlanta respectively. In addition to the $2,800,000 spent for Country Star Las Vegas, by the Company, approximately $3,900,000 has been reimbursed by its financial partners. The Company is paying rent for both Country Star Las Vegas and Country Star Atlanta.

Results of Operations

For the Three Months Ended June 30, 1996

For the three months ended June 30, 1996, the Company had a net loss of $1,106,399, compared with net loss of $1,094,630 for the three months ended June 30, 1995. Losses attributed to restaurant operations were $329,980, compared with $169,581 for the three months ended June 30, 1995. Corporate overhead was $776,419, compared with $925,049 for the quarter ended June 30, 1995. Losses from restaurant operations increased due primarily to a decrease in revenues from the previous year at Country Star Hollywood. The decrease in revenues is attributable to adverse conditions created by the installation by MCA of a construction fence blocking access to Country Star Hollywood. In addition, the Company has reached a level of general and administrative expense which will provide for the development of the Atlanta and Las Vegas stores and the next level of "rollout" as projected to take place in 1997. Accordingly there has been no significant increase in general and administrative expenses from the prior year's quarter.

Revenue

         Food and Beverage

         For the three months ended June 30, 1996, food and beverage revenues were $995,638, compared with $1,277,925 for the three months ended June 30, 1995. All of the revenues were generated by the Company's initial restaurant, Country Star Hollywood, located in Universal City, California. This represents approximately 92% of total revenue for each quarters ended June 30, 1996 and 1995. The Company attributes the decrease in food and beverage revenues from the prior year's three months entirely to construction activity at the main entrance to Universal Studios Hollywood, which is directly adjacent to the front Juke Box entrance of Country Star Hollywood. Beginning November 27, 1995, MCA began the process of reconstruction of the main tour plaza of Universal Studios. The three phase reconstruction program included the installation of a construction fence which substantially blocked Country Star Hollywood's visibility from the "Universal City Walk" entertainment zone and temporarily relocated the entrance to the Universal Amphitheater to the east end of the park. The reconstruction fence in Phase II and III almost completely cut off visibility of Country Star Hollywood from patrons of Universal Studios Hollywood. The Company believes that the reconstruction process by MCA prevented the Company from meeting its revenue objectives for the first and second quarters of 1996. The majority of the reconstruction of the City Walk Plaza was completed subsequent to June 30, 1996. Additionally, the Company is in discussions with the landlord, MCA, regarding an overall program which would provide the Company with compensation for lost revenues.

         Merchandise

         For the three months ended June 30, 1996, merchandise revenues were $81,474 compared with $113,945 for the quarter ended June 30, 1995. All of the revenues were generated by the Company's initial restaurant, Country Star Hollywood, located in Universal City, California. This represents approximately 8% of total revenue for each quarter ended June 30, 1996 and 1995. The Company attributes the decrease in merchandise revenues entirely on the reconstruction activity fully discussed in Food and Beverage.

         Other Income

         There was other income of $5,118 during Second Quarter, 1996.

         Interest Income

         For the three months ended June 30, 1996, interest income was $185,497 compared with $1,242 for the quarter ended June 30, 1995. All interest income is from the temporary investment in interest bearing accounts of funds received from financing activities. The increase in interest income is due to the larger balances available from funds received from the Secondary Offering and from Private Placements in the last quarter of 1995 and the first two quarters of 1996.

Operating Expenses

         Food and Beverage Cost of Sales

         Food and beverage cost of sales for the three months ended June 30, 1996 were $255,218 and represented 26% of food and beverage revenues. Food and beverage cost of sales for the three months ended June 30, 1995 were $375,813 and represented 29% of food and beverage revenues.

         Merchandise Cost of Sales

         Merchandise cost of sales for the three months ended June 30, 1996 were $38,275and were $50,706 for the three months ended June 30, 1995. This represents approximately 47% of merchandise revenues for the three months ended June 30, 1996, and 45% for the prior year period.

         Payroll and Related Costs

         Payroll and related taxes at Country Star Hollywood was $465,968, representing nearly 43% of total revenues for the three months ended June 30, 1996, and $516,658, representing approximately 37% of total revenue for the three months ended June 30, 1995. Management at the restaurant is making significant efforts to control the labor cost which should decrease as percent of sales after completion of the construction process and substantial increases in sales projections are realized.

         Other Operating Costs

         Other operating costs for Country Star Hollywood for the three months ended June 30, 1996 were $457,408, representing approximately 42% of total revenues. Other operating costs for the three months ended June 30, 1995 were $346,845, representing approximately 25% of total revenues. The increase in Other Costs is primarily attributable to an increased spending on Advertising.

         Rent

         For the three months ended June 30, 1996 rent expense for Country Star Hollywood was $78,214 representing approximately 7% of total revenues. For the three months ended June 30, 1995 rent expense was $78,000, representing approximately 6% of total revenues.

         Interest Expense

         Interest expense for the three months ended June 30, 1996 was $66,061 as compared to $58,639 for the three months ended June 30, 1995. The components of interest are primarily relating to a capital lease to finance two signs at Country Star Hollywood and a write off of interest formerly capitalized for the mortgage on the land purchased and sold in Las Vegas in August, 1995 for both respective quarters.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 1996 were $895,855 and for the three months ended June 30, 1995 were $867,652. Selling, general and administrative expenses consist primarily of corporate salaries, advertising and corporate promotions, legal and professional fees, insurance expense, travel related costs and amortization of costs associated with options granted to employees of the company.


For the Six Months Ended June 30, 1996

For the six months ended June 30, 1996, the Company had a net loss of $2,324,354, compared with net loss of $2,159,884 for the six months ended June 30, 1995. Negative cash flow from restaurant operations was $308,672, compared with $67,596 for the six months ended June 30, 1995. Restaurant depreciation and amortization during the periods was $233,803 and $381,003, respectively. The higher year earlier depreciation and amortization is attributable to the amortization during that period of pre-opening costs.

Revenue

         Food and Beverage

         For the six months ended June 30, 1996, food and beverage revenues were $1,916,283, compared with $2,311,499 for the six months ended June 30, 1995. All of the revenues were generated by the Company's initial restaurant, Country Star Hollywood, located in Universal City, California. This represents approximately 92% of total revenue for the six months ended June 30, 1996 and also 92% of total revenue for the six months ended June 30, 1995. The Company attributes the decrease in food and beverage revenues from the prior year's six months entirely to construction activity at the main entrance to Universal Studios Hollywood, which is directly adjacent to the front Juke Box entrance of Country Star Hollywood, as discussed more thoroughly in the Management Discussion of the three month Food and Beverage Revenue results.

         Merchandise

         For the six months ended June 30, 1996, merchandise revenues were $165,019 compared with $210,650 for the quarter ended June 30, 1995. All of the revenues were generated by the Company's initial restaurant, Country Star Hollywood, located in Universal City, California. This represents approximately 8% of total revenue for each quarter ended June 30, 1996 and 1995. The Company attributes the decrease in merchandise revenues entirely on the reconstruction activity fully discussed in Food and Beverage.

         Other Income

         There was other income of $5,118 during the six months ended June 30, 1996.

         Interest Income

         For the six months ended June 30, 1996, interest income was $215,742 compared with $5,061 for the six months ended June 30, 1995. All interest income is from the temporary investment in interest bearing accounts of funds received from financing activities. The increase in interest income is due to the larger balances available from funds received from the Secondary Offering and from Private Placements in the last quarter of 1995 and the first two quarters of 1996.

Operating Expenses

         Food and Beverage Cost of Sales

         Food and beverage cost of sales for the six months ended June 30, 1996 were $535,556 and represented 28% of food and beverage revenues. Food and beverage cost of sales for the six months ended June 30, 1995 were $686,597 and represented 30% of food and beverage revenues.

         Merchandise Cost of Sales

         Merchandise cost of sales for the six months ended June 30, 1996 were $86,384 and were $97,416 for the six months ended June 30, 1995. This represents approximately 52% of merchandise revenues for the six months ended June 30, 1996, and 46% for the prior year period.

         Payroll and Related Costs

         Payroll and related taxes at Country Star Hollywood was $864,657, representing nearly 41% of total revenues for the six months ended June 30, 1996, and $1,006,068, representing approximately 40% of total revenue for the six months ended June 30, 1995.

         Other Operating Costs

         Other operating costs for Country Star Hollywood for the six months ended June 30, 1996 were $752,067, representing approximately 36% of total revenues. Other operating costs for the six months ended June 30, 1995 were $643,664, representing approximately 26% of total revenues. The increase in Other Costs is primarily attributable to an increased spending on Advertising.

         Rent

         For the six months ended June 30, 1996 rent expense for Country Star Hollywood was $156,428 representing approximately 7% of total revenues. For the six months ended June 30, 1995 rent expense was $156,000, representing approximately 6% of total revenues.

         Interest Expense

         Interest expense for the six months ended June 30, 1996 was $83,226 as compared to $99,188 for the six months ended June 30, 1995. The components of interest are primarily relating to a capital lease to finance two signs at Country Star Hollywood and a write off of interest formerly capitalized for the mortgage on the land purchased and sold in Las Vegas in August, 1995 for both respective quarters.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 1996 were $1,914,395 and for the six months ended June 30, 1995 were $1,617,158. Selling, general and administrative expenses consist primarily of corporate salaries, advertising and corporate promotions, legal and professional fees, insurance expense, travel related costs and amortization of costs associated with options granted to employees of the company.


Liquidity and Capital Resources

At August 12, 1996 the Company had cash on hand of $5,500,000. To date the Company has funded its capital requirements with proceeds from the public sale of Common Stock, Redeemable Warrants and Preferred Stock, the exercise of the publicly traded Redeemable Warrants, the private sale of equity and debt securities, and mortgage financing on the purchase of land.

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

                                      COUNTRY STAR RESTAURANTS, INC.

                                            By:  /s/  Robert J. Schuster
                                                -------------------------------
                                                 Robert J. Schuster
                                                 Chief Executive Officer

                                            By:  /s/  Peter R. Feinstein
                                                 ------------------------------
                                                 Peter R. Feinstein
                                                 President and
                                                 Chief Financial Officer

Dated:  August 16, 1996