Form 10QSB
period 1996-09-30
COUNTRY STAR RESTAURANTS INC
filed 1996-11-19
CIK 911220

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended   September 30, 1996
                                 ------------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transaction period from        to
                               --------  -------

Commission File Number     0 - 23136
                        --------------


                        COUNTRY STAR RESTAURANTS, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                                62-1536550
 -----------------------------                               ------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


       11150 SANTA MONICA BOULEVARD, LOS ANGELES, CA         90025
    --------------------------------------------------------------------
           (Address of Principal Executive Offices)        (Zip Code)


                                (310) 268-2200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not applicable
   -------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes    X    No
                                                      -----     ------

The number of shares of common stock outstanding as of October 31, 1996:

12,790,163

                         COUNTRY STAR RESTAURANTS, INC.

                                     INDEX

                                                                   Page
                                                                   ----
PART I  -      Financial Information

   Item 1.     Financial Statements

               Condensed Balance Sheet at
                  September 30, 1996 and December 31, 1995.......   F-2

               Condensed Statements of Operations
                  for the Quarter Ended September 30, 1996
                  and September 30, 1995.........................   F-4

               Condensed Statements of Cash Flows
                  for the Nine Months Ended September 30, 1996
                  and September 30, 1995 (unaudited).............   F-5

               Notes to Condensed Financial Statements
                  (unaudited)....................................   F-7

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............     1

    Item 6.    Exhibits and Reports on Form 8-K..................     7

SIGNATURES

                         COUNTRY STAR RESTAURANTS, INC.

                            Condensed Balance Sheet

                               September 30, 1996
                                  (Unaudited)

                                                   September 30,
                                                       1996         December 31,
                                                   (Unaudited)          1995
                                    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                            $ 2,340,050        9,760,675
 Trade Receivables                                        228,406
 Inventories                                              692,152          380,608
 Prepaid expenses and other                               243,871          200,343
                                                      -----------      -----------
    Total current assets                                3,504,479       10,341,626
                                                      -----------      -----------

PROPERTY AND EQUIPMENT AT COST, net of
 accumulated depreciation of $1,110,958
 and $478,476 for 1996 and 1995
 Leasehold improvements                                12,545,154        5,264,336
 Equipment                                              1,450,090          926,304
 Capital lease                                            795,484          602,372
                                                      -----------      -----------
     Total property and equipment                      14,790,728        6,793,012
                                                      -----------      -----------

INVESTMENTS IN AND ADVANCES TO
 LAS VEGAS, LLC                                                            852,488
                                                      -----------      -----------

OTHER ASSETS
 Memorabilia                                              430,114          179,047
 Construction in Progress - Atlanta                     8,353,886        1,142,012
 Orlando Pre Development                                   20,390
 Pre-Opening Costs-Net of Accumulated
  Amortization of $472,893 for 1996                     1,592,571
 Other                                                    192,829          233,566
                                                      -----------      -----------
      Total other assets                               10,589,793        1,554,625
                                                      -----------      -----------
      Total assets                                    $28,885,000      $19,541,751
                                                      ===========      ===========

                         COUNTRY STAR RESTAURANTS, INC.

                            Condensed Balance Sheet

                               September 30, 1996
                                  (Unaudited)

                                                               September 30,
                                                                    1996               December 31,
                                                                (Unaudited)                1995
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable trade and
   construction                                                $  3,877,241            $    155,386
  Accrued liabilities                                               155,209                 153,562
  Notes Payable                                                                             495,000
  Capital lease obligation - current portion                        173,205                  83,660
  Deposits and other current liabilities                              6,653
                                                               ------------            ------------

         Total current liabilities                                4,212,308                 887,608
                                                               ------------            ------------

LONG-TERM LIABILITIES
  Capital lease obligation, net of current portion                  294,247                 278,879
                                                               ------------            ------------

         Total long term liabilities                                294,247                 278,879
                                                               ------------            ------------

         Total liabilities                                        4,506,555               1,166,487
                                                               ------------            ------------

Minority Interest in Las Vegas Investment                         4,229,643


STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 2,000,000 shares
    authorized, 600,137 and 1,277,089 shares issued
    and outstanding for September 30, 1996 and December
    31, 1995                                                            600                   1,277
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 12,687,587 and 5,947,577 shares issued and
    outstanding for September 30, 1996 and December 31, 1995         12,687                  50,948
  Additional paid-in-capital                                     35,663,597              29,454,152
  Unamortized stock option cost                                    (344,185)               (232,892)
  Accumulated deficit                                           (15,183,897)            (10,853,221)
                                                               ------------            ------------

         Total stockholders' equity                              20,148,802              18,375,264
                                                               ------------            ------------

         Total liabilities and stockholders' equity            $ 28,885,000            $ 19,541,751
                                                               ============            ============

              See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                       Condensed Statements of Operations
                                  (Unaudited)

                                             For the Quarter Ended                    For the Nine Months Ended
                                       ---------------------------------           --------------------------------
                                       September 30,       September 30,           September 30,      September 30,
                                           1996                1995                    1996               1995
                                       -------------       -------------           -------------      -------------
REVENUES
  Food and Beverage                     $ 2,425,600         $ 1,377,212             $ 4,341,883        $ 3,688,711
  Merchandise                               415,782             126,366                 580,801            337,016
  Other                                         540                                       5,658
                                        -----------         -----------             -----------        -----------
     Total revenue                        2,841,922           1,503,578               4,928,342          4,025,727

OPERATING EXPENSES
  Cost of sales
    Food and beverage                       861,931             426,197               1,397,485          1,112,794
    Merchandise                             238,783              55,371                 325,170            152,787
  Operating payroll                       1,359,901             465,070               2,224,555          1,471,138
  Other operating                         1,264,384             318,963               2,016,176            987,127
  Rent                                      332,591              78,214                 489,284            234,214
  Depreciation and Amortization             717,719             118,934                 951,522            352,737
                                         ----------          ----------              ----------         ----------
     Total operating expenses             4,775,309           1,462,749               7,404,192          4,310,797

RESTAURANT OPERATIONS, net               (1,933,387)             40,829              (2,475,850)         (285,070)

INTEREST (INCOME) EXPENSE, net              (49,609)           (217,362)                182,125          (336,727)

DEPRECIATION AND
 AMORTIZATION                                86,472              42,414                 195,787           234,221

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                    780,081           1,686,386               2,605,941         3,400,628

MINORITY INTEREST IN
 COUNTRY STAR LAS VEGAS LLC                (764,765)                                   (764,765)
                                        -----------         -----------             -----------        -----------
NET LOSS                                $(2,006,334)        $(1,905,333)            $(4,330,688)       $(4,256,646)
                                        ===========         ===========             ===========        ===========

NET LOSS PER SHARE                      $     (0.16)        $     (0.33)            $     (0.44)       $     (0.80)
                                        ===========         ===========             ===========        ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      12,473,469           5,768,280               9,811,992          5,322,625
                                        ===========         ===========             ===========        ===========

See accompanying notes to financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                  For the Nine Months Ended
                                                               -------------------------------
                                                               September 30,     September 30,
                                                                    1996              1995
                                                               -------------     --------------
OPERATING ACTIVITIES
  Net loss                                                     $ (4,330,688)      $(4,256,646)
                                                               ------------       -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                               1,508,913           600,138
      Charge for non-cash settlement                                 80,000
      Discount on notes payable                                                       240,200
      Amortization of stock option cost, net:                       137,957           177,949
      Executive compensation from release of escrowed
        shares                                                                      1,425,000
      Gain on sale of Las Vegas Land                                                  502,230
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable                (228,394)
         (Increase) decrease in inventories                        (311,544)          (52,891)
         (Increase) decrease in pre-opening costs                (2,065,464)           16,749
         (Increase) decrease in pre-paid expenses                   (43,528)          (76,529)
         (Increase) decrease in other noncurrent assets              40,737          (482,582)
         Increase (decrease) in accounts payable and
           accrued liabilities                                    3,723,502           464,608
         Increase (decrease) in Notes payable                      (495,000)
         Increase (decrease) in deposits and other
           current liabilities                                        6,653
                                                               ------------       -----------

           Total adjustment                                       2,353,832         2,814,872
                                                               ------------       -----------
           Net cash used in operating activities                 (1,976,856)       (1,441,774)
                                                               ------------       -----------

INVESTING ACTIVITIES
  Purchase of leasehold improvements                             (7,619,970)         (166,464)
  Purchase of equipment                                          (1,413,766)
  Purchase of memorabilia                                          (251,067)          (13,302)
  Proceeds from sale of Las Vegas land                                              1,156,974
  Proceeds from financing of Las Vegas land                                         1,000,000
  Pay-off of Las Vegas debt                                                        (1,823,284)
  Increase in pre-development and lease costs                                      (1,660,387)
  Investment in Country Star Las Vegas                              852,488
  Minority interest in Country Star Las Vegas                     4,229,643
  Investment in Country Star Atlanta                             (7,211,874)
  Investment in Country Star Orlando                                (20,393)
                                                               ------------       -----------

           Net cash used by investing activities                (11,434,939)       (1,506,463)
                                                               ------------       -----------

                         COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)

FINANCING ACTIVITIES
   Net proceeds from issuance of common
    and preferred stock and warrants                        5,924,000           3,763,352
   Fee for equity placement NASD fee                          (37,743)
   Issuance of note payable                                                      (250,000)
   Decrease in leasehold improvements payable                                    (400,000)
   Capital lease payments                                     104,913            (146,501)
                                                          -----------          ----------
          Net cash provided by financing activities         5,991,170           2,966,851
                                                          -----------          ----------

NET INCREASE (DECREASE) IN CASH                            (7,420,625)             18,614
                                                          -----------          ----------

CASH - beginning of period                                  9,760,675             543,694
                                                          -----------          ----------

CASH - end of period                                      $ 2,340,050          $  562,308
                                                          ===========          ==========

See accompanying notes to financial statements.

                        COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)


NOTE 1 -  BACKGROUND OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

          The Company
          -----------

          Country Star Restaurants, Inc. (the Company) was formed for the purpose of owning and operating country music, theme-oriented, casual dining restaurants in various locations throughout the United States. The restaurants will be operated under the name "Country Star," followed by the name of the city.

          For the year ended December 31, 1993, the Company was a development-stage Company. In August, 1994, the Company opened its first restaurant and began operations. On July 2, 1996, the company opened its second restaurant on the Strip in Las Vegas, Nevada. On October 14, 1996, the Company opened its third restaurant in Atlanta, Georgia.

          Public Offerings
          ----------------

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

          Cash and Cash Equivalents
          -------------------------

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

                        COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)


NOTE 1 -  BACKGROUND OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)


          Country Star Las Vegas LLC
          --------------------------

          The Company presently reports its investment in Country Star Las Vegas LLC using the consolidated method of accounting (see note 8.)

          Inventories
          -----------

          Inventories, consisting primarily of food, beverages and merchandise, are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis.

          Property and Equipment
          ----------------------

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

          Earnings per share
          ------------------

          Loss per share is computed based upon the weighted average shares outstanding for the period. Loss per share excludes the effect of outstanding warrants and stock options because the effect of such inclusion would be to decrease the net loss per share.

          Income Taxes
          ------------

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


          loss carryforward is $1,575,000, $1,172,000 and $1,020 as of December 31, 1995, 1994 and 1993. No potential tax benefit has been calculated for the nine months ended September 30, 1996. As of December 31, 1995, the Company has reserved the tax benefit of the net operating loss carryforward, which begins to expire in 2008.

          Additionally, a valuation allowance has been recognized to offset the deferred tax asset of $150,000 and $118,000 for 1994 and 1993, attributable primarily to the temporary differences for start-up costs expensed for financial reporting purposes and capitalized for tax purposes due to the uncertainty of realizing the benefit. Accordingly, no benefit for income taxes has been reflected for the nine months ended September 30, 1996 and 1995.

          Pre-opening Costs
          -----------------

          The Company capitalizes certain costs in connection with the opening of restaurants. Amortization of pre-opening costs is provided using the straight-line method over twelve months, beginning with the month in which the restaurant opens.

          Pre-development Costs
          ---------------------

          Pre-development costs includes those costs incurred to prepare restaurants for opening and include such items as design and architect fees. Such costs will be transferred to property and equipment and depreciated over their useful lives beginning with the month in which the restaurant opens.

          Other Assets
          ------------

          Included in other assets are payments made to certain celebrities for publicity appearances and endorsements. Amortization of these payments is provided using the straight-line method for the term of the contract, or 34 months.

          Use of estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)

NOTE 2  - BASIS OF PRESENTATION

          The unaudited consolidated financial statements of the Company as of September 30, 1996 and 1995 and for the three month period and nine month period ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

          On July 28, 1995, the Company completed a private placement pursuant to which it sold 37 units (the "Units") to nonaffiliated, accredited investors (the Private Placement), each unit consisting of (i) a $50,000 6% promissory note due the sooner of twelve (12) months from the date of issuance or the Company's receipt of at least $5,000,000 in gross

                        COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)

NOTE 3 -  CAPITAL TRANSACTIONS (CONTINUED)

          proceeds from a public or private sale of its securities, a joint venture or licensing agreement (the "Note"), (ii) 5,000 shares of common stock, and (iii) 3,000 warrants exercisable at a price at a price of $5.00 per share, subject to adjustment, to purchase 3,000 shares of common stock. The net proceeds from the Private Placement were approximately $1,650,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 185,000 shares of common stock and 111,000 warrants and recorded a discount aggregating $655,518 based upon the relative fair market value of the Notes, the common stock and the warrants issued therewith. The discount is to be amortized over the term of the Notes as interest expense. On November 10, 1995, the effective date of the Company's Secondary Offering, the common shares were converted into 77,089 shares of 6% Cumulative Convertible Series A Preferred Stock and the promissory notes were repaid.

          On November 10, 1995, the Company offered and sold in the Secondary Offering, 1,200,000 shares of 6% Series A Preferred Stock at a price of $12.00 per share. The net proceeds from the sale of the Series A Preferred amounted to approximately $12,372,500, after deducting expenses of $2,027,500. Such net proceeds is being used to complete the development and construction of Country Star Las Vegas and Country Star Atlanta. In connection with the Secondary Offering, the Company agreed to issue the representatives of the several underwriters warrants, for nominal consideration, to purchase from the Company 120,000 shares of Series A Preferred. Each share of Series A Preferred is convertible, unless previously redeemed by the Company, into six shares of the Company's common stock. Unless earlier converted or redeemed, the Series A Preferred automatically will convert into common stock upon the earlier of May 10, 1997 or the Company achieving quarterly revenues from operations of at least $7,000,000. During the nine months ended September 30, 1996, 847,323 shares of Series A Preferred stock were redeemed for 5,083,938 shares of common stock.

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

          Effective February 12, 1996, the Company sold 241,905 unregistered shares of common stock in a private placement transaction and received $635,000. Effective March 28, 1996 the Company sold an aggregate of 750,000 unregistered shares of common stock for an aggregate purchase price of $2,250,000 and in connection therewith issued an aggregate of 375,000 warrants to purchase 375,000 shares of common stock for $3.00 per share in a private placement. In May and June, 1996, warrants for the purchase of 192,000 shares of common stock were exercised, for which the company received proceeds of $406,500. All of the proceeds received by the Company from each of the

                        COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)

NOTE 3 -  CAPITAL TRANSACTIONS (CONTINUED)

          aforementioned private placements is for further development of the Company's Country Star Restaurants and for working capital purposes.

          Effective July 10, 1996, the Company sold an aggregate of 514,288 shares of common stock in a private placement to two separate investors for aggregate gross proceeds of $1,800,000. In connection therewith, the Company also issued to these two investors and aggregate of 385,715 common stock purchase warrants, each warrant to purchase one (1) share of common stock at an exercise price of $3.50 per share.

          Effective August 28, 1996, one of the two purchasers in the July 10, 1996 private transaction restructured his transaction with Company in connection with causing an additional $900,000 in gross proceeds to be invested in the Company. Specifically, the purchaser of 400,000 shares of common stock and 300,000 common stock purchase warrants, representing $1,400,000 of the $1,800,000 invested in July 1996, returned all such securities to the Company and in return, the entire $1,400,000 purchase prices was credited, in equal portions, to two entities affiliated with such July purchaser. The two entities affiliated with such July purchaser invested an aggregate of an additional $900,000 in gross proceeds and, when added to the $1,400,000 credited to them, purchased an aggregate of $2,300,000 shares of the Company's Series A Preferred Stock at a purchase price $13.50 per share. Consequently, these two affiliated purchasers purchased an aggregate of 170,371 shares of the Company's Series A Preferred Stock and received an aggregate of 306,667 common stock purchase warrants, each warrant to purchase one share of common stock. The Company is obligated to file a registration statement on November 19, 1996 (the "November 19th Registration Statement") with respect to the registration of all of the shares of the Series A Preferred Stock issued in the August 28, 1996 transaction, all of the remaining 114,228 shares common stock issued in the July 10, 1996 transaction, all of the shares of common stock issuable upon the exercise of the remaining 87,715 warrants issued in the July 10th transaction and the 306,667 warrants issued in the August 28th transaction, and all of the shares of common stock issuable upon the conversion of the Series A Preferred Stock.

          Effective September 10, 1996 the Company sold an aggregate of 100,000 shares of common stock to two related individual pension funds for aggregate gross proceeds of $200,000. In connection therewith, the Company also issued to these two funds an aggregate of 100,000 common stock purchase warrants, each convert to purchase one (1) share of common stock at an exercise price of $2.00 per share. The Company is also obligated to include on the November 19th Registration Statement, among other securities, all of the shares of common stock issued in the September 10th transaction and the shares of common stock issuable upon the exercise of the warrants issued in the September 10th transaction, and all of the shares of common stock issuable upon the conversion of the Series B Preferred Stock issued by the Company in a private transaction that resulted in the Company receiving gross proceeds of $4,000,000, which was effected on October 11, 1996, as more fully described in the Company's Report on Form 8-K annexed hereto.

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

          The warehouse and corporate facilities have terms expiring in 1997 and 1999 respectively.

          The Company is subject to minimum annual lease payments as follows:

            For the period September 30, 1996 through December 31, 1996      $   603,562
            1997                                                               2,391,000
            1998                                                               2,386,000
            1999                                                               2,477,000
            2000                                                               2,462,000
            Thereafter                                                        21,044,000

                        COUNTRY STAR RESTAURANTS, INC.

                                  (Unaudited)


NOTE 6 -  CAPITAL LEASE

          The Company has executed certain leases for signage which are accounted for as capital leases. At the termination of each lease, the Company has the option to purchase the signage at a bargain purchase amount. There were three separate leases for the Hollywood facility, two of which expired within a twelve month period, and the third extending for sixty months, expiring in 1999. The lease for the signage at the Las Vegas facility expires in 1998.

          The Company is subject to minimum annual capital lease payments as follows:

            For the period September 30, 1996 through December 31, 1996        $ 53,502
            1997                                                                214,008
            1998                                                                182,008
            1999                                                                108,174
                                                                               --------

            Total minimum lease payments                                        557,692
            Less amount representing interest                                   (71,704)
                                                                               --------

            Present value of net minimum lease payments                        $485,988
                                                                               --------

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


NOTE 7 -  STOCK OPTIONS (CONTINUED)

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

          During the first nine months of 1996 the Company issued an aggregate of 2,082,500 common stock purchase warrants to officers, employees, independent contractors, directors and vendors at prices ranging from $2.00 to $3.00. During the first quarter of 1996 the Company also repriced 594,565 non-qualified stock options previously granted to certain officers, employees, directors, investors and independent contractors from $4.00 to $2.00.

          As of September 30, 1996, the Company had reserved an aggregate of 4,922,590 shares of common stock for the exercise of warrants and stock options.


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

          will receive a management fee in the amount of $333,333 per annum, payable in equal monthly installments. In connection with the Company's management of Country Star Las Vegas, the Company has agreed with NevStar that labor costs will be a predetermined percentage of Country Star Las Vegas' revenues, which percentage shall vary based upon the actual revenues. In the event that actual labor costs for Country Star Las Vegas exceeds such percentage of revenues during a twelve (12) month period, the Company will be obligated to fund any such excess. After the Equity Investors (of which the Company is a 40% participant) shall receive a rate of return of 6% per annum on their unrecouped investment, all available cash shall be distributed 25% to the Company and 75% to the Equity Investors until such time as the Equity Investors shall have received cash contributions equal to 100% of their investment (during this distribution period the Company owns a total of 50.05% of distribution and the minority interest 49.95%). Thereafter, all available cash shall be distributed 65% to the Company and 35% to the Equity Investors. The Company presently reports its investment in Country Star Las Vegas LLC using the consolidated method of accounting. On April 1, 1996, a limited partnership invested $495,000 in Country Star Las Vegas LLC. See Note 4.

NOTE 9 -  SUBSEQUENT EVENTS

          Effective October 7, 1996 the Company signed a fifteen year lease with two successive five year options for a 10,000 square foot Country Star Orlando scheduled to begin construction in 1997 and open by summer, 1997.

          Subsequent to September 30, 1996 the Company raised an additional $4,000,000 in a private preferred stock transaction, as more fully disclosed in Note 3.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the Company's financial conditions and results of operations should be read in conjunction with the Financial Statements and the Notes thereto.

          GENERAL
          -------

          The Company was formed in May of 1993 and, prior to the opening of Country Star Hollywood on August 22, 1994, did not generate any revenue. The following table outlines the specific details of the Company's three restaurant locations.

SITE           DATE OPENED         SQUARE FOOTAGE   MAX. SEATS
===================================================================
HOLLYWOOD      August 22, 1994      14,000         325 + 200 (patio)
LAS VEGAS      July 2, 1996         22,000         600
ATLANTA        October 14, 1996     20,000         400 + 120 (patio)
                                    ------         ----------------
                                    56,000         1,325 + 320

          The Company incurred significant expenses to complete the development, and to construct, open, and begin operations of Country Star Las Vegas and Country Star Atlanta. Such additional costs included significant construction cost, some of which were unanticipated, plus overtime labor costs, architectural and design fees, permit costs, initial food, liquor and merchandise inventory, furniture and fixtures, initial staffing and related costs, employee training, grand opening parties and related expenditures, and initial marketing, advertising, and related promotional costs. The Company also signed a lease in October to open a Country Star Restaurant in Orlando, Florida.

          As of September 30, 1996, the Company had expended approximately $5,108,327 and $8,444,380 with respect to Country Star Las Vegas and Country Star Atlanta, respectively, and additional significant costs subsequent to September 30, 1996 were expended, primarily in connection with Country Star Atlanta. Although Country Star Atlanta is open and operating, there still remain construction and development that require completion. Accordingly, the Company anticipates it will have to spend approximately $1,500,000 to complete the development and construction of Country Star Atlanta, in the fourth quarter of 1996. The Company has expended $20,390 with respect to Country Star Orlando.

          COUNTRY STAR LAS VEGAS
          ----------------------

          Country Star Las Vegas, a free standing 22,000 square foot building, was built on a "fast track" schedule. Site improvement work began in January 1996 and the building was completed on June 29, 1996. The "Grand Opening" party was held on July 1, 1996 and included a celebrity driven concert emceed by Reba McEntire and performances by celebrity representatives Vince Gill, Lee Roy Parnell, Tracy Lawrence, Bryan White, Leann Rimes, Trisha Yearwood, Charlie Pride, and others. In attendance were Las Vegas notables including the Govenor of the State of Nevada and Steve Wynn.

          The Grand Opening party was scheduled months in advance based on the availability of the celebrity representatives. No in-store training could be started prior to the opening of the restaurant, which was not completed until right before the Grand Opening Party As a consequence, the company incurred significant extra costs including overtime expense in construction and off-site training of staff. Further, due to a lack of "soft opening", food and labor costs were significantly high as a percentage of sales during the quarter ended September 30, 1996.

          The five major components of sales for Las Vegas are:

          1.  residential community which exceeds 1 million
          2.  convention business
          3.  tour groups
          4.  tourists
          5.  entertainment programs

          The Company believes that is has not communicated effectively with Las Vegas tourists beyond a certain radius of the site either during or prior to their visit to Las Vegas. The Company is taking steps to attempt to correct this and to date, the Company has spent over $300,000 in advertising, which includes taxi tops, passenger busses, airport signage (including video in the baggage area), billboards, radio, television, and cable, all of which, in time, the Company believes, should convert into increased customer awareness and related revenues.

          A major strength of the Country Star concept is that 25% of all radio stations in the United States are broadcasting country music full time. In 70% of all radio markets, country music is either number one or two. In Las Vegas, there are two country music stations: KNRW and KFM. The company has jointly promoted many events with both stations. KFM 102 in particular has, on a regular basis, broadcast live from Country Star. Typically, this type of broadcast takes place during the noon hour and includes a presentation to a country star of a "Star" to be placed on a booth or table with that person's name. The presentation is followed by a mini performance and live on-the-air performance. Among the stars who have participated in this or similar type of live broadcast are Charlie Pride, Doug Supernaw, Tracy Lawrence, Leann Rimes, Eddie Rabbit, and Mark Wills.

          Further the Company believes the anticipated opening of the "New York, New York Hotel and Casino", located on the Strip, near Country Star Las Vegas will increase the traffic volume for the Las Vegas site. Country Star Las Vegas has also implemented significant entertainment programs. Country Star line dancers and waiter/waitress singers entertain throughout the night. On Sundays beginning in September, 1996, Country Star Las Vegas began the "Gospel Sunday Brunch" with gospel music groups and three seatings on Sundays. Weekly events at the restaurant have included numerous country music celebrities cooperating with Country Star in various presentations. In accordance with the Company's concept as an entertainment venue, Country Star recently began late-night dancing in the restaurant on Friday and Saturday nights, and is currently looking for a nightly entertainment show which would be appropriate and draw late night business.


          COUNTRY STAR ATLANTA
          --------------------

          The general contractor on Country Star Atlanta anticipated a "turn over" date to be September 9, 1996. Based on that schedule, the Company began hiring in mid-August, and by early September, the Company had hired approximately 200 persons. These staff were trained off-site and were on the payroll beginning in August 1996. Each staff member received up to 40 hours of classroom training and several were flown to Las Vegas and Hollywood (which are substantially similar in design) to observe and train.

          On September 9, 1996, the facility was not available. Due to construction delays, some of which were caused by an unusually rainy September, the restaurant was actually turned over to Country Star Atlanta in early October. This later than expected turnover resulted in loss of employees and added additional costs in rehiring and training staff. The Company is in negotiations with the General Contractor regarding the Company's added costs.

          COUNTRY STAR HOLLYWOOD
          ----------------------

          The reconstruction of the front entrance to Universal Studios, which began November 27, 1995, and was completed approximately July 15, 1996, had and continues to have material adverse effect on Country Star Hollywood. The reconstruction of the Plaza areas which, among other elements, included a new entrance and an architectural fountain, also included a new tree shading program which partially blocks the front entrance (Juke Box) from "Universal City Walk" entertainment zone, although the electronic message board located at the end of the patio is now more visible. Additionally, the exiting from both the amusement park and the Universal Amphitheater is no longer directly across from Country Star. The Company is in negotiations with MCA regarding the reconstruction process and the related effect on the Company.

          COUNTRY STAR ORLANDO
          --------------------

          In October, 1996 the Company signed a lease to open a Country Star Restaurant in Orlando, Florida at the Pointe Orlando Entertainment Center which is expected to be completed in the summer of 1997 and will be located across the street from the Convention Center in Orlando, Florida. Subject to securing the necessary financing, the Company presently anticipates opening Country Star Orlando in July of 1997.


          RESULTS OF OPERATIONS
          ---------------------

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
          ---------------------------------------------

          For the three months ended September 30, 1996 the Company had a net loss of $2,006,334, compared with a net loss of $1,905,333 for the three months ended September 30, 1995. Losses attributed to restaurant operations were $1,933,387 compared with $1,585 for the three months ended September 30, 1995. Restaurant operations for the quarter are not comparable as the Company opened its second restaurant, Country Star Las Vegas, on July 2, 1996. Included in the Country Star Las Vegas loss from operations is amortization of pre-opening expense in the amount of $472,892.

          COUNTRY STAR HOLLYWOOD
          ----------------------

          For the three months ended September 30, 1996 losses from restaurant operations for Country Star Hollywood were $422,545 compared with $1,585 for the three month ended September 30, 1995. Revenues from Country Star Hollywood for the three months ended September 30, 1996 were $1,142,410 compared to $1,503,578 for the three months ended September 30, 1995 representing a decrease of 24%. Management attributed the decrease in sales to several major factors as discussed in the "General" overview section, which includes the reconstruction of the Plaza and the exiting from the Park and Amphitheater. Also, the Reba McEntire July, 1995 concerts were a major component in the revenues for the quarter ended September 30, 1995.

          Merchandise revenues for the three months ended September 30, 1996 were $109,338 compared with $126,365 for the quarter ended September 30, 1995. This represents 9.6% of total revenue for the quarter ended September 30, 1996 as compared to 8.0% for the quarter ended September 30, 1995. The merchandise sales as a percentage of the total for the quarter represents a 20% increase in percentage merchandise sales. The company expects that as stores open and customer awareness increases merchandise sales as a percentage of total sales will increase.

          Food and beverage cost of sales for the three months ended September 30, 1996 were $368,980 and represented 36% of food and beverage revenue. Food and beverage cost of sales for the three months ended September 30, 1995 were $426,197 and represented 31% of sales. It is estimated that higher food cost of sales for the quarter is a result of the majority of Country Star Hollywood kitchen management, the executive Chef, Layne Wootten and corporate staff being all involved in the training of employees at Country Star Las Vegas and Atlanta.

          Merchandise cost of sales for the three months ended September 30, 1996 were $70,353 and were $55,371 for the three months ended September 30, 1995. Merchandise cost of sales as a percentage of merchandise sales was 64% and 44% for the quarters ending September 30, 1996 and 1995 respectively. This increase in merchandise cost is a result of the Company's beginning a new "logo merchandise" line with the opening of Country Star Las Vegas. Further, the classic logo held in inventory by Country Star Hollywood began being sold at cost in late July, 1996 which also contributed to an unusually high cost of sales. Additionally, a significant amount of classic logo items were given away as corporate and store promotions.

          Payroll and related taxes for the three months ended September 30, 1996 were $456,434 (net of $50,634 corporate line dancers) and were $465,070 representing approximately 40% and 31% of total revenue for the three months ended September 30, 1996 and 1995 respectively. Payroll was higher in the quarter ended September 30, 1996 due to numerous Country Star Hollywood employees involved in training both on site in Hollywood and at Country Star Las Vegas and Atlanta.

          Other operating costs for the three months ended September 30, 1996 and 1995 were $401,100 and $318,963 representing 32% and 21% of revenues respectively. Other operating costs for the quarter ending September 30, 1996 were higher as a result of increased advertising costs ($26,000) repairs and maintenance ($9,000), property taxes ($12,000), and new menus and dishes ($51,000) which included the new "logo" design.

          Rent for the quarter ending September 30, 1996 and 1995 was comparable.

          Interest income (expense) net for the three months ended September 30, 1996 and 1995 were $49,609 and ($217,362) respectively. Income for the three months ending September 30, 1996 relates to interest on certificate of deposit and money market accounts net of capital lease expense. Interest expense for the three months ending September 30, 1995 relates to capital leases and interest expense on the mortgage with respect to property owned by the company in 1995 and sold in August, 1995.

          Other income relates to management fees of $27,500 per month for managing Country Star Las Vegas, a limited liability company with outside shareholders.

          Selling, general and administrative expenses for the three months ended September 30, 1996 and 1995 were $780,081 and $1,496,497 representing 27% and 100% of total revenues for their respective periods. Selling, general and administrative expenses consist primarily of corporate salaries, promotions, legal and professional fees, insurance, travel and other related expenses. During the third quarter of 1995 the Company incurred a non-cash non-recurring charge to executive compensation in the amount of $1,425,000 relating to a release of escrowed shares of which approximately $600,000 relates to the period ending September 30, 1995.

          Minority interest in Country Star Las Vegas LLC represents a 49.95% held by minority interests and their related share of losses for the quarter ended September 30, 1996.


          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
          --------------------------------------------

          For the nine months ended September 30, 1996, the Company had a net loss of $4,330,688 compared with a net loss of $4,256,646 for the nine months ended September 30, 1996. Negative cash flow from restaurant operations was $1,524,328 for the nine months ended September 30, 1996 compared to $67,667 positive cash flow for September 30, 1995.

          The significant increase in net loss, negative cash flow from operations and depreciation and amortization is the result of Country Star Las Vegas beginning operations on July 2, 1996 and more fully discussed in the preceding narrative.

          Additionally, revenue, operating expenses, merchandise sales, other operating costs, rent relating to operations are not necessarily comparable based on the Las Vegas store opening July 2, 1996. The differences are so varied that the discussion for the three month period ending September 30, 1996 and 1995 is not applicable.

          Selling, general and administrative expenses for the nine months ended September 30, 1996 were $2,585,170 and $3,400,628 for the period ending September 30, 1995. The major difference between the periods, is explained by $1,425,000 charged to executive compensation as a non-recurring charge for escrowed founders shares released from escrow during the period ending September 30, 1995. The shares were valued at market and charged against earnings as executive compensation.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          At November 18, 1996, the Company had cash in bank and money market accounts of approximately $2,800,000. Approximately $1,500,000 of said funds are to pay off the construction of Country Star Atlanta.

          In order for the Company to continue to operate its existing Country Star Restaurants, and to develop, build, open and operate its next Country Star Restaurant in Orlando, Florida (and continue to expand thereafter) the Company will require substantial additional financing in the immediate future. The Company has no current arrangements with respect to any such additional financing and there can be no assurance whatsoever that the Company will be able to locate any such additional financing on a timely basis in sufficient amounts or on terms and conditions acceptable to the Company, or at all. In the event that the Company is not successful in securing any other sources of financing on a timely basis in amounts and on terms and conditions acceptable to the Company, or at all, the Company's ability to continue its current operations, as well as its ability to develop, build, open and operate Country Star Orlando, and expand thereafter, will be materially adversely affected.

          In addition to needing to secure additional financing on a timely basis, the Company's ability to attain profitability will depend on the Company's ability to reduce expenses, increase the revenues from Country Star Hollywood, Country Star Las Vegas and Country Star Atlanta, successfully implement its expansion strategy and achieve operating efficiencies.


          SEASONALITY

          The Company does not believe that seasonality will have a material impact on the Company's overall operations although Country Star Hollywood is in a location that experiences significantly higher traffic during the summer months due to its popularity as a tourist destination. Consequently, the continuing operation of Country Star Las Vegas and Country Star Atlanta which are now open, should offset the seasonality issue as a material impact on the Company's operations.


          IMPACT OF INFLATION

          Increases in food and labor costs and interest rates directly affect the Company. Many of the Company's employees at Country Star Hollywood, Las Vegas and Atlanta are paid at hourly rates related to the Federal minimum wage. Any increases in the Federal minimum wage in the future would further increase the Company's operating expenses. In addition, the Company's leases at Country Star Hollywood, Country Star Las Vegas and Country Star Atlanta require the Company, among other things to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to inflation as well as percentage rent and periodic escalation of annual rents. Any future leases that the Company may enter into with respect to any future Country Star Restaurant may also contain similar provisions.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------

                   EXHIBITS

                   27    Financial Data Schedule

                   99.A  Form 8-K filed October 10, 1996

                   99.B  Form 8-K filed November 14, 1996

                   Reports on Form 8-K

                   On October 10, 1996, the Company filed a Current Report on Form 8-K in connection with a private placement of $4,000,000 of the Company's stock.

                   On November 14, 1996, the Company filed a Current Report on form 8-K in connection with the Company's termination of BDO Seidman, LLP as its independent auditor, and the resignation of Robert Linton from the Board of Directors.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                         COUNTRY STAR RESTAURANTS, INC.

                                    By:  /s/ Robert J. Schuster
                                         ----------------------
                                         Robert J. Schuster
                                         Chief Executive Officer

                                    By:  /s/ Peter R. Feinstein
                                         ----------------------
                                         Peter R. Feinstein
                                         President and
                                         Chief Financial Officer

Dated:  November 18, 1996