Form 10-K
period 1996-12-31
COUNTRY STAR RESTAURANTS INC
filed 1997-04-15
CIK 911220

SECURITIES AND EXCHANGE COMMISSION

                              REPORT ON FORM 10-KSB

          |X| Annual Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996

          |_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 0-23136

                         COUNTRY STAR RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             62-1536550
(State of or other jurisdiction of                         (IRS Employer Identi-
incorporation or organization)                             fication No.)

11150 Santa Monica Boulevard
Los Angeles, California                                           90025
(Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code: 310/268-2200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)

                   Preferred Stock, Par Value $.001 Per Share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

     Issuer's revenues for its most recent fiscal year were $8,059,415.

     On April 7, 1997, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $9,340,623 based upon the average of the closing bid and asked price of such common stock as of April 7, 1997, which was $.60938.

     The number of shares outstanding of the Registrant's common stock, as of April 7, 1997 was 15,328,328.

     On April 7, 1997, the aggregate market value of the voting preferred stock held by non-affiliates of the Registrant was $816,537 based upon the average of the closing bid and asked price of such preferred stock as of April 7, 1997, which was $3.4375.

     The number of shares outstanding of the Registrant's preferred stock, as of April 7, 1997 was 237,538.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Country Star Restaurants, Inc. (the "Company"), which was formed in May 1993, develops, constructs, owns and operates country music theme restaurants combining high quality, moderately priced food with a casual, family-oriented environment. World renowned rodeo personalities including Ty Murray, Charmayne James and Joe Beaver and country music television personalities Lorianne Crook and Charlie Chase serve as celebrity representatives and spokespersons for the Company and endorse the Country Star Restaurants. The Company is also currently seeking country music recording artists to serve as celebrity representatives.

     The first Country Star(R) Restaurant opened in August 1994 in Hollywood, California adjacent to Universal Studios Hollywood and the Universal Citywalk development, a major tourist attraction. Country Star Hollywood features an exciting, entertaining dining experience, including an extensive display of country music memorabilia and artifacts, approximately 100 video monitors, 10 audio listening posts, and a number of interactive audio-video kiosks. The menu features moderately priced American and country-style food such as ribs, chili, chicken, burgers, salad, pizza, fish and desserts, which was developed to be consistently reproducible domestically and internationally. Country Star Hollywood also sells a variety of merchandise with the Country Star logo, including casual clothing, food products and other related items.

     In recent years theme restaurants have gained increasing popularity, as a number of such restaurants featuring a variety of different themes have opened. The two most popular and well known restaurants of this genre are Planet Hollywood(R) and Hard Rock Cafe(R), both of which combine an entertainment component with a casual dining atmosphere. Aside from enhancing the dining experience, the entertainment component also provides an additional revenue stream, predominantly from merchandise sales. Patrons of theme restaurants have evidenced a willingness to purchase souvenir T-shirts, hats, mugs, and other items bearing the logo and reflecting the lifestyle of the particular theme restaurant. These retail sales are typically at higher profit margins than food and beverage sales, inclusive of labor costs.

     The Company believes that its country music theme provides a distinctly American experience which, combined with its casual, high-quality dining in a state-of-the-art multimedia environment, is a format with wide demographic appeal. The Company believes that the country music theme is an under-exploited segment of quality dining in the restaurant industry and will fill a niche in the casual dining segment of the restaurant industry, and therefore represents an attractive opportunity for the Company.

     Calendar year 1996 was a difficult one for the Company. The Company's strategy entering 1996 was to develop and operate three flagship Country Star Restaurants in key locations and then to replicate the Country Star concept in a limited number of smaller restaurants that would be less expensive to develop and construct. In accordance with this strategy, the Company opened two additional flagship restaurants: Country Star Las Vegas commenced operations in July, 1996 and Country Star Atlanta commenced operations in October, 1996. No plans for opening any other restaurants have been finalized.

     Unanticipated financial problems have arisen with respect to both the Las Vegas and Atlanta restaurants. Operating expenses at both sites have substantially exceeded budget. In addition, the Atlanta restaurant suffered from substantial construction cost overruns and a delayed opening which prevented the restaurant from operating during the 1996 Summer Olympics, which were held in Atlanta. By early 1997, as a result of the mounting losses at the Las Vegas and Atlanta restaurants, management determined that a major overhaul of corporate strategy was required.

     The most significant step taken was a change of management effected on February 12, 1997, in which Dan Rubin, an investor in the Company, became Chief Executive Officer and President. Immediately prior to Mr. Rubin assuming office, a new Board of Directors was appointed to manage the Company. (See Management's Discussion and Analysis of Operations - Capital Resources, February 12, 1997 Financing and Change in Control, for a description of the change in management and the financial terms under which Mr. Rubin made an additional investment in the Company.)

     In order to stem the rising operating losses and put the Company on a financially solvent course, management has taken a number of interim and permanent measures.

     First, management has temporarily closed the Atlanta restaurant with a projected re-opening during May, 1997, and a gala re-opening party planned for the week of July 4, 1997. Although the restaurant was completed and fully staffed in late 1996, the restaurant has realized extremely limited customer revenues. Management determined that the continued operation of the restaurant as an under utilized establishment would only hurt the restaurant's opportunities for long term success. Management intends that the re-opening be accompanied by suitable publicity and news coverage in order to attract customer interest. Management deemed it important to close the restaurant rather than allow it to develop an unfavorable reputation in Atlanta.

     Second, the Company has shifted the theme of its restaurants from "country music" to "country." Although the country music recording stars that previously endorsed the Company have not renewed their agreements with the Company, the Company is seeking new country music stars to serve as celebrity representatives and the Company continues to enjoy the endorsements of country music television personalities such as Lorianne Crook and Charlie Chase. In addition, the Company has obtained as celebrity representatives and spokespersons many representatives of the rodeo circuit, including Ty Murray, the world rodeo champion. The Company's three restaurants continue to emphasize their country music roots through extensive displays of country music memorabilia and artifacts, video monitors, listening posts and interactive audio-video kiosks for use by patrons. Management plans to increase the use of live entertainment at all of its restaurants in order to attract additional customers.

     Third, management has determined that the best strategy for expansion will be through joint ventures and licensing arrangements under which additional Country Star Restaurants could be opened without the Company being required to incur expensive construction, development and pre-opening costs. Management has identified a number of publicly held and private companies that have indicated strong interest in working with Country Star on a joint venture or licensing basis.

     Fourth, management has determined that the Company will not be able to pay existing trade creditors of the Company in full and also realize its strategic goals. Accordingly, the Company has made a written offer to all creditors to settle their outstanding claims by accepting 40(cent) for every dollar owed to such creditors by Country Star. The Company has agreed that it will be bound by this offer provided that at least 80% (based on the amount of the claims) of the creditors holding claims agree to this settlement. Management has pointed out to its creditors that the proposed settlement is far more favorable to them than the alternative of the Company filing a voluntary bankruptcy proceeding. Based on conversations with a number of the creditors, management believes that there is a high likelihood of success of the offer being accepted by the required creditors holding 80% of the claims against the Company. (See Item 3, "Litigation.")

     Management believes that if the foregoing strategies can be effectively implemented, the Company can be made profitable and continue to expand.

Country Star Hollywood

     Country Star Hollywood is approximately 18,000 square feed in size, 4,000 of which is an enclosed outdoor patio, and has approximately 325 seats inside the restaurant and approximately 200 seats outside on an enclosed patio. One of Country Star Hollywood's dining areas also doubles as a fully operational stage which is prewired for stage monitors and microphones, has theatrical lighting and two television cameras. Country Star Hollywood offers a wide range of moderately priced food in the Company's distinctive, exciting, interactive country music environment. Entrance to Country Star Hollywood is through a forty-two foot-high computer-driven electronic sign in the form of a jukebox in front of which the Country Star line dancers regularly perform. Country Star Hollywood's menu features basic, but varied, American fare, such as ribs, chili, chicken, burgers, salad, pizza, fish and desserts and has a separate bar area and a number of separate dining areas, all of which feature full waiter and bar service and revolve around various country music artifacts and/or artists. Country Star Hollywood is designed to allow diners to be surrounded by the various artifacts, memorabilia, photographs and audio-visual materials. Country Star Hollywood's extensive display of artifacts relating to country music and its heritage is combined with a state-of-the-art multimedia environment.

     Country Star Hollywood features interactive audio-visual kiosks, which can be accessed by a touchscreen, offering short biographies, specially recorded video interviews and fan club information with respect to certain of the Company's "Country Star Celebrities" and "Country Star Spokespersons" (who are Lorianne Crook and Charlie Chase). In addition, audio-video kiosks will be dedicated to country celebrities such as Ty Murray, Charmayne James and Joe Beaver showcasing recent videos by such Celebrities. Country Star Hollywood also features approximately 100 video monitors and 10 audio listening posts located throughout the restaurant. The audio listening posts, which can be accessed by listening to an attached headset, are dedicated to different record labels and feature a recently released country music CD by a recording artist who is signed to the particular label.

     Country Star Hollywood also has a merchandise store that sells a variety of casual clothing such as T-shirts, sweat shirts, jackets and baseball caps bearing the Country Star Restaurant logo, other Country Star logo merchandise such as coffee mugs, belt buckles, tote bags, pins, the Company's food products and other selected merchandise. The Company is beginning to emphasize the sale of higher volume and higher gross profit merchandise.

Country Star Las Vegas

     Country Star Las Vegas is one of the largest free standing upscale dining establishments in Las Vegas. Country Star Las Vegas is an approximately 20,000 square foot, 500 seat, freestanding restaurant located on the "strip" in Las Vegas near the intersection of Las Vegas Boulevard South and Harman Avenue. The site is situated between the Boardwalk Hotel and Casino development, and the Mirage Resorts, Incorporated's proposed

Bellagio Hotel and Casino development, presently scheduled to open in early 1998. Within the immediate area of Country Star Las Vegas there are over 30,000 hotel rooms. The Company believes that Las Vegas' strong tourist economy and growing population represents a market that will be particularly receptive to the Company's country music theme dining concept. See Part II - Item 6 "Management's Discussion and Analysis Liquidity and Capital Resources - Development Financing."

     Country Star Las Vegas, although based on the Country Star Hollywood model, has more advanced technology for video and audio presentations and productions. This location has also enjoyed more appearances by country music and rodeo celebrities than the Los Angeles restaurant. Since the installation of Dan Rubin as President on February 12, 1997, Country Star Las Vegas has undergone an overhaul of restaurant management and operating procedures. All costs, including, but not limited to event labor, management labor, food and merchandise purchasing, have been put under strict control, and brought within acceptable industry standards. The 1996 year end and first quarter 1997 operating losses will not reflect the impact of the changes made by current management.

Country Star Atlanta

     Country Star Atlanta is a 21,000 square foot freestanding restaurant on two floors, 2,000 square feet of which are an outdoor patio. Country Star Atlanta is located in the heart of Buckhead. With approximately 450 seats inside and 100 seats on the patio, Country Star Atlanta is one of the largest restaurants in the Southeastern United States. Buckhead is an affluent, upscale section of Atlanta that features numerous dining and retail facilities and is in itself a destination.

     Country Star Atlanta will be the flagship for future Country Star Restaurants. It provides all of the entertainment features of the other Country Star Restaurants along with the technology for video and audio presentations and productions. This restaurant will emphasize entertainment and "night life" recreation.

The Company's Strategy

     The Company's business strategy is to expand its operations by replicating the Company's country music dining and entertainment concept. With the openings of Country Star Las Vegas and Country Star Atlanta, the Company believes that, along with Country Star Hollywood, it has established three flagship locations in major tourist and commercial markets. In replicating the Country Star concept, the Company intends to establish a limited number of additional flagship Country Star Restaurants in certain domestic and international cities. It is anticipated however, that many of the future Country Star

Restaurants, although modeled after its flagship Country Star Restaurants, will be smaller and less expensive to construct. The Company will seek to leverage the recognition and publicity achieved by its flagship Country Star Restaurants to support its smaller Country Star Restaurants. The Company believes that the reduced scale of these smaller Country Star Restaurants will result in lower overall costs to develop, construct and open.

     By expanding its operations and building additional Country Star Restaurants, the Company is seeking to increase its name brand recognition and establish a secondary meaning in the marketplace for Country Star Restaurants. The Company believes that this will have a favorable impact on the Company's business operations, particularly with respect to merchandise sales. By emphasizing the high quality of its food and offering an exciting entertainment dining experience, the Company believes that it will be able to appeal to a broad consumer base, and specifically those individuals who patronize theme restaurants.

Restaurant Operating Systems

     To ensure the quality and consistency of the Company's food items, the Company has an executive chef who has oversight responsibility for the menu and has taken measures to distinguish and ensure the high quality of the Country Star Restaurant's food. For example, to ensure the high quality and consistency of the Company's various barbecued rib entrees, the Company has developed its own line of barbeque sauces which is produced at a centralized location and purchases all of its ribs from one quality Midwestern packing house. The Company negotiates directly with large, centralized suppliers of various food and beverage products to ensure consistent quality, freshness and to obtain competitive prices. Kitchens in the Country Star Restaurants are designed for efficiency of work flow and to minimize the amount of kitchen space required.

     The Company's sophisticated, state-of-the-art multimedia systems located throughout its restaurants are operated by the Company's specialized software, which can be replicated readily for other Country Star Restaurants.

     The Company has a training program for all Country Star Restaurant personnel and a uniform standard of operations relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

Site Selection

     The choice of site location for each Country Star Restaurant is extremely important to the potential success of the particular establishment. As a consequence, prior management used to devote a significant amount of time and capital in analyzing each prospective site. A variety of factors were considered in the site selection process, including, but not limited to, local demographics, tourism, site visibility and accessibility, pedestrian and vehicular traffic flow, proximity to significant generators of potential customers, such as retail centers, convention centers, office complexes, hotels and entertainment facilities, such as stadiums, arenas and theaters.

     Present management will rely on third parties and commissioned brokers for site recommendations.

Artifacts and Memorabilia

     The Company independently acquires and/or leases artifacts and memorabilia relating to country music and its heritage from a variety of sources, such as country music artists Reba McEntire, Vince Gill, Tracy Lawrence, Travis Tritt, Roy Rogers and Dale Evans, and clothing designer Nudie and Manuel Cueves, all of which are currently on display at Country Star Hollywood.

     The Company has been able to readily locate and obtain country music artifacts and memorabilia at a reasonable expense from a variety of sources, including recording companies, artists and others involved in country music and is not dependent on any one source for locating and obtaining country music artifacts and memorabilia. The Company believes this will continue to be true for the foreseeable future.

Competition

     The casual dining restaurant industry is intensely competitive with respect to price, service, location, themes and food quality. There are many casual theme dining restaurant competitors of the Company, such as Planet Hollywood(R), Hard Rock Cafe(R) and the Rain Forest Cafe, that are better established and have substantially greater financial and other resources than the Company. Similarly, the restaurant field is quite broad and many of the Company's other competitors have been in existence for a substantially longer period of time and may be better established in those markets where the Company intends to open restaurants. Additionally, the restaurant business is often affected by changes in consumer taste, national, regional and local economic conditions, demographic trends, traffic patterns, and the number and location of competing restaurants. In addition, there are factors that are not within the Company's or any competitor's control, such as inflation and increased food, labor and benefit costs, which may have an impact on the restaurant industry in general and the Company in particular. There can be no assurances that the Company will be able to withstand the competitive and other external pressures of the restaurant business.

     The Company also competes with a wide range of establishments in attempting to identify and secure desirable locations. The Company presently intends to lease all of its sites. Although the Company believes that it will be able to locate additional suitable sites, there can be no assurance that such sites will be available or viable or on economic terms acceptable to the Company.

Government Regulation

     The Company is subject to various Federal, state and local laws affecting its business. Each of the Company's restaurants will be subject to licensing regulation by numerous governmental authorities, which may include alcohol beverage control, building, health and safety, and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the necessary licenses or approvals could delay or prevent the development of a new restaurant in an area.

     Alcoholic beverage control regulations in each state require that the Company's restaurant apply to the specific state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, an alcoholic beverage license must be renewed annually and may be revoked or suspended for cause at any time. Alcohol beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain a liquor or food service license would adversely affect that particular restaurant's operations.

     Restaurants in most states are subject to "dram shop" laws and legislation, which typically impose liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. The Company maintains liquor liability insurance as part of its existing comprehensive general liability insurance, which it believes to be adequate to protect against such liability, although there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to continue to maintain such insurance coverage or that it will be able to continue to maintain such insurance coverage at reasonable costs. The imposition of a judgment substantially in excess of the Company's insurance coverage would have a material adverse effect on the Company. In the event that such insurance coverage were to become unavailable in the future, it could materially and adversely affect the Company.

     Upon the opening of Country Star Las Vegas, the Company presently intends to lease space for up to 5 slot machines to an independent third party licensed slot route operator who will install and operate the slot machines in exchange for a monthly rental fee to the Company. The Company does not presently intend to install and operate any slot machines for its own account in Country Star Las Vegas. In the event the Company were to decide in the future to install and operate any slot machines in Country Star Las Vegas for its own account, it would first be required to obtain the necessary gaming approvals from the appropriate regulatory authorities in the State of Nevada. The ownership and operation of casino gaming facilities and slot machine routes in Nevada and the manufacture and distribution of gaming devices in Nevada are subject to licensing and regulatory control by the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission") and various local, city and county regulatory agencies (collectively, the "Nevada Gaming Authorities"). Obtaining the necessary approvals, of which there can be no assurance, is a lengthy and costly process. In the near future, the Company will seek such approvals.

Intellectual Property Rights

     The Company has made such appropriate filings and registrations that it has deemed appropriate and sufficient in its business judgment to protect the Company's name in all appropriate categories, and taken such other actions necessary to obtain and protect all trademarks, copyrights, tradenames, tradedress and all other intellectual property rights relating to its Country Star Restaurants, although there can be no assurance that the Company will be able to effectively protect its rights. To date, the Company has been issued a Federal registration for the "Country Star" trademark for clothing and restaurant services by the United States Patent and Trademark Office. Third parties may attempt to exercise alleged rights in any of the trademarks, copyrights or other intellectual property rights, or appropriate any trademarks, copyrights, or other intellectual property rights established by the Company, and the Company's failure or inability to establish appropriate copyrights and trademarks, or to adequately protect any of its intellectual property rights, may have a material adverse effect on the Company.

Employees

     As of March 31, 1997, the Company had 134 full-time employees, 17 of whom were employed in executive and management capacities, 4 in sales and marketing, 4 in general and administrative capacities, and 109 as restaurant staff. The Company also employs an additional 94 part-time employees as restaurant staff. The Company believes that its relations with its employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company leases its executive offices, which occupy approximately 4,200 square feet, at 11150 Santa Monica Boulevard, Suite 650, Los Angeles, California 90025. The Company's rent is $9,028 per month through January 31, 2000. The Company is also responsible for its pro rata share of increased operating expenses starting in 1996 as predicated upon a 1995 base year.

     The Company presently leases an approximately 18,000 square foot restaurant (inclusive of an approximately 4,000 square foot enclosed patio that is contiguous to the restaurant) in Universal City, which is the site of Country Star Hollywood. Pursuant to this lease, the Company is obligated to pay minimum rental payments of $250,000 per annum payable in equal monthly installments, $50,000 per year in parking assessments and $12,000 per year in marketing expenses and percentage rent ranging from 6% to 10% of the annual sales volume of Country Star Hollywood; provided, however, that such percentage rent payments do not commence until such time as the Company has recouped all sums that it has expended in connection with leasehold improvements made by the Company with respect to the premises. The lease, which was entered into in January of 1994, has an initial term of three years and has three five-year options, is subject to termination by the landlord at any time after May 31, 1997 on nine months' notice, provided that it may not be terminated any sooner than September 30, 1997; and provided, further, that the lease cannot be terminated by the landlord if the subsequent tenant is another restaurant or like type user of the premises. Subject to the foregoing, the Company has the right to extend the lease beyond May 31, 1997 for three consecutive five-year terms. Country Star Hollywood seats approximately 525 people, inclusive of the approximately 200 seats on the enclosed patio.

     In February 1995, the Company entered into a ten (10) year lease for an approximately two (2) acre site located near the intersection of Las Vegas Boulevard South and Harmon Avenue, for Country Star Las Vegas. The Company's annual base rent is $1,200,000 per annum. The Company is presently paying rent of $65,000 per month in cash and the balance in unregistered shares of Common Stock of the Company. The Common Stock has demand registration rights beginning six (6) months after issuance. The annual rent shall be increased to $1,400,000 for the third year. For the remaining seven (7) year term of the lease, the annual rent shall be subject to increases based upon a cost of living increase; provided, however, that notwithstanding the foregoing, the annual rent shall be increased during such seven (7) year period by not less than four percent (4%) and not more than six percent (6%) per year on a compounded basis. The initial ten (10) year term of the lease may be extended, at the Company's option, for an additional ten (10) year term, the rent with respect thereto to be increased to the then prevailing market rate, subject to cost of living increases similar to the provisions of the original term, provided that the Company is not in material default of the lease.

     In March 1995, the Company entered into a twenty (20) year lease with respect to a site, which includes parking for 172 cars, located at 3030 Peachtree Road in the Buckhead section of Atlanta, Georgia, for Country Star Atlanta. In August of 1995, the Company received the landlord's consent to demolish, at the Company's expense, the existing approximately 50,000 square foot office building located on the site and replace it with a new, two-story 33,000 square foot structure built to suit Country Star Atlanta. In connection with receiving the landlord's consent to demolish the existing office building, the Company agreed to numerous restrictions, including granting certain approval rights to the landlord, and placing $6,700,000 into an interest bearing escrow account for the construction of the building and for fixtures, furniture and related costs. Country Star Atlanta occupies approximately 16,000 square feet on the first floor of the new structure. The second floor, which is approximately 15,000 square feet, has 5,000 square feet of improved space (the remaining 10,000 square feet on the second floor may also be available for the Company's use subject to parking restrictions). Country Star Atlanta has a 2,000 square foot outdoor patio. The Company commenced the payment of an annual base rent of $750,000 per annum on October 1, 1995. As of August 1, 1996, the Company was obligated to prepay an additional $375,000 of rent, representing a prepayment of an additional six months rent. Instead, in a lease modification dated December, 1996, the Company prepaid $630,000 for fourteen (14) months' rent, consisting of November 1996 through December 1997. The $750,000 base rent is subject to annual increases of 4%. The Company shall also be obligated to pay (i) percentage rent in the amount of the greater of $750,000 (plus annual increases) or 6% of Country Star Atlanta's gross proceeds after the Company has recaptured all improvement expenses with respect to the site (other than furniture, fixtures and equipment), and (ii) all operating costs, taxes and utilities with respect to the site.

ITEM 3. LEGAL PROCEEDINGS.

Atlanta and Las Vegas Lien Matters

     Certain contractors have filed claims of lien against the Company's Atlanta and Las Vegas restaurants that have not been cleared by the posting of a bond or any payment. Such claims of lien total approximately $1,200,000. Of that amount, the Company believes that approximately $600,000 represent invalid lien claims, either because the contractor has already been paid, or because the contractor did not perform agreed upon services or provide agreed upon materials or because the liens have been bonded. The Company is pursuing its rights and remedies against contractors whom it believes have filed invalid lien claims. Specifically, the Company intends to file an action against

Pacific Southwest Design, Inc. ("PSD"), which, on February 7, 1997, filed a claim of lien against the Atlanta restaurant in the amount of $627,000. The action seeks vacation of the lien and monetary damages against PSD for filing an invalid lien and for damages arising out of PSD's defective construction of the Atlanta restaurant.

Edward Technologies, Inc. v. Country
Star Restaurants, Inc. and Robert Schuster

     On or about March 18, 1997, Edwards Technologies, Inc. filed an action in Superior Court, Los Angeles County against the Company and Mr. Schuster seeking monetary damages in the amount of approximately $318,000 in respect of equipment sold to the Company for which the Company had allegedly not paid. On April 7, 1997, Edwards Technologies, Inc., pursuant to a settlement agreement with the Company, dismissed the action as against the Company in exchange for payment of $132,000. Edwards Technologies, Inc. reserved the right to continue to pursue its claims against Mr. Schuster.

Trade Claim Litigations

     A number of creditors have filed actions against the Company for amounts allegedly owed for services provided for goods delivered by such creditors. Such lawsuits seek monetary damages ranging from approximately $1,700 to approximately $52,000 and approximately $125,000 in the aggregate. The Company disputes certain of those claims and will contest them. The Company is attempting to settle those claims it does not dispute.

Atlanta Default

     On April 1, 1997, the Company received written notice from 3030 Peachtree, LLC, its landlord with respect to the Atlanta restaurant, stating the landlord's position that the Company was in default of its obligations under the lease. Specifically, the notice alluded to the following alleged events of default, among others: (i) the alleged failure to achieve lien-free completion of the Atlanta restaurant; (ii) the alleged abandonment by the Company of the Atlanta restaurant; and (iii) the alleged failure of the Company to remedy certain construction defects.

     The Company has submitted a written response to the landlord stating that it disputes the landlord's contentions that there have been any defaults and advising the landlord of the Company's efforts to clear invalid liens, to cure alleged construction defects cited by the landlord and to reopen the Atlanta restaurant.

     The landlord has not commenced a notice to quit the premises and has not commenced an action against the Company with respect to the alleged defaults under the lease.

Creditor Offer

     As of December 31, 1996, the Company had approximately $3,100,000 outstanding of trade payables owed to its creditors. Creditors holding in the aggregate approximately $200,000 of such trade payables have also commenced litigation against the Company to recover the debt.

     The Company made a written offer to all its creditors to settle their outstanding claims by accepting $.40 for every dollar owed to such creditors by Country Star. The Company has agreed to pay half of the settlement amount on April 15, 1997 and the balance on May 15, 1997. The Company has agreed that it will be bound by this offer provided that at least 80% (based on the amount of the claims) of the creditors holding claims agree to this settlement. Management has pointed out to its creditors that the settlement is far more favorable to them than the alternative of the Company filing a voluntary bankruptcy proceeding. Based on conversations with a number of the creditors, management believes that there is a high likelihood of success of the offer being accepted by the required creditors holding 80% of the claims against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

     Commencing on December 15, 1993, the date of the Company's initial public offering, through April 21, 1995, the Company's Common Stock, par value $.001 per share (the "Common Stock") and redeemable warrants (the "Redeemable Warrants") were quoted on the NASDAQ SmallCap Market. On April 21, 1995, the Redeemable Warrants were redeemed by the Company and delisted from the NASDAQ SmallCap Market. Since November 10, 1995, the Common Stock, as well as the Company's 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), have been quoted on the NASDAQ National Market. The high and low bid quotations, on a quarterly basis, for the Common Stock for calendar years 1995 and 1996 and the Preferred Stock from November 10, 1995, the date the Preferred Stock commenced trading through December 31, 1995, and for calendar year 1996, is set forth below. All of the prices set forth below reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions:

1996                Common Stock                Preferred Stock
                    Quoted Bid Price            Quoted Bid Price
                    -----------------           -------------------
                    High         Low             High         Low
                    -----       -----           ------       ------
First Quarter       3 3/4       1 7/8           22 1/4       11 3/8
Second Quarter      5 7/16      3               31           17 5/8
Third Quarter       4 9/16      2 1/8           26 3/4       14
Fourth Quarter      2 9/16        7/32          15 1/2        1 1/4

1995                Common Stock                Preferred Stock
                    Quoted Bid Price            Quoted Bid Price
                    -----------------           -------------------
                    High         Low             High         Low
                    -----       -----           ------       ------
First Quarter       4 3/4       3 3/4            --            --
Second Quarter      5 1/2       3 5/8            --            --
Third Quarter       4 1/4       3 1/8            --            --
Fourth Quarter      3 7/6       1 7/8            13            11

     On April 7, 1997, the closing bid and asked prices of the Common Stock as reported on the NASDAQ National Market were 19/32 and 5/8, respectively.

     On April 7, 1997, the closing bid and asked prices of the Preferred Stock on the NASDAQ National Market were 3 and 3 7/8, respectively.

     On April 9, 1997, there were 255 holders of record of Common Stock and 27 holders of record of the Preferred Stock.

     The National Association of Securities Dealers, Inc. (the "NASD") has advised the Company that the NASD is reviewing the eligibility of the Company's Common Stock and Preferred Stock to continue to be included in the NASD National Market stock listings. The NASD will consider financial and market factors, some of which may not be fully satisfied by the Company, before reaching a decision on eligibility. The Company shall take all actions reasonably necessary for there to be an active trading market for its outstanding Common Stock and Preferred Stock.

     No cash dividends have been paid on the Common Stock by the Company and management does not anticipate paying cash dividends in the foreseeable further. The Preferred Stock pays quarterly dividends payable each March 31, June 30, July 31 and December 31 at the rate of 6% per annum. Such dividends are payable either in cash or shares of Common Stock at the sole discretion of the Company. To date, the Company has paid each of the first five Preferred Stock dividends in shares of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and the Notes thereto appearing elsewhere in this Annual Report.

Introduction

     The Company was formed in May of 1993 and, prior to the opening of the initial Country Star Restaurant on April 2, 1994, did not generate any revenue. The Company had revenues from Country Star Hollywood in 1995, its first full calendar year of operations, of approximately $5,200,000. During 1996, the Company had revenues of approximately $4,200,000 from Country Star Hollywood and approximately $3,850,000 from its other restaurants, for total revenues of approximately $8,050,000. Total operating expenses increased from approximately $11,850,000 in 1995 to approximately $27,650,000 in 1996. The increase in operating expenses during 1996 could not be funded by the increase in revenues. The Company continued to fund its operations by the private sale of the Company's equity securities and development financing arrangements with respect to Country Star Las Vegas. As of December 31, 1996, the Company anticipated that it would continue to have substantial capital needs that would not be funded from operations and would continue to need to raise capital through equity or debt financings.

     New management has been implementing operational changes since February 12, 1997, that it believes will help the Company realize income from operations. These operational changes include methods of revenue enhancement and reduction of direct operating costs and corporate overhead. The impact of these changes will not be realized until the second quarter of calendar year 1997 and subsequent periods. The Company believes that it will need additional capital to settle with existing trade creditors and fund operations until it can obtain profitability.

Results of Operations For the Year Ended December 31, 1996

     For the year ended December 31, 1996, revenues from Country Star Hollywood decreased from approximately $5,200,000 to $4,200,000. Revenues from the Company's two other restaurants commenced in 1996 and totaled approximately $3,850,000.

     For the year ended December 31, 1996, the Company had a net loss of approximately $16,780,000. Current management, which took over the Company on February 12, 1997, believes that the net loss is a result of (i) the failure of the Company to realize opportunities for increasing revenues because of inadequate ongoing entertainment and attractions and a lack of supervision of the Company's restaurant sites, (ii) lack of control over selling, general and administrative expenses in relation to revenues, (iii) lack of control over food and beverage, merchandise and labor costs in relation to customer volume, (iv) substantial cost overruns in the construction of Country Star Las Vegas and Country Star Atlanta and (v) pre-opening costs in Atlanta running substantially over budget because of construction delays. Costs and expenses for 1996 include a charge of approximately $5,600,000 for impairment of long-lived assets. This represents primarily a write down of the book value of leasehold improvements based on construction cost overruns for the restaurants.

Revenue

     Food and Beverage

     For the year ended December 31, 1996 food and beverage revenues were $7,048,023 representing approximately 87% of total revenue

     Merchandise

     For the year ended December 31, 1996 merchandise revenues were $1,011,392, representing approximately 13% of total revenue.

Operating Expenses

     Food and Beverage Cost of Sales

     Food and beverage cost of sales for the year ended December 31, 1996 were $2,222,506, representing approximately 32% of food and beverage revenue.

     Merchandise Cost of Sales

     Merchandise cost of sales for the year ended December 31, 1996 were $656,760, which represented 65% of merchandise revenue. Current management is in the process of reducing sales of low margin merchandise in order to reduce merchandise costs as a percentage of merchandise sales.

     Payroll and Related Taxes

     Payroll and related taxes at Country Star Hollywood were $3,917,988, representing approximately 49% of total revenues for the year ended December 31, 1996. Current management believes the levels of labor costs were the result of inadequate controls and has taken steps to reduce labor costs as a percentage of total revenues for 1997.

     Rent

     Rent expenses were $1,275,860 for the year ended December 31, 1996, representing approximately 16% of total revenue for year ended December 31, 1996. Rent expenses include amortization of total base rentals over a straight-line basis. Consequently,

$227,360 of deferred rent expenses are included in 1996 rent expenses.

     Other Operating Costs

     Other operating costs for the year ended December 31, 1996 were $1,967,020, representing approximately 24% of total revenue for the year ended December 31, 1996. Other operating costs consist primarily of repair and maintenance, restaurant supplies, restaurant entertainment, insurance, credit card fees, utilities and management fees.

Interest Expense

     Interest expense was $375,936. Of the amount, $274,239 represents negotiated interest on Series B Preferred Stock issued and converted in the fourth quarter of 1996. Interest liability was satisfied by the issuance of 365,652 common shares on February 12, 1997 valued at $0.75 per share.

Selling, General and Administrative

     Selling, general and administrative expenses for the year ended December 31, 1996 were $8,801,764 which exceeds total revenue for the year ended December 31, 1996. Selling, general and administrative expenses consist of corporate salaries of $1,501,830 including related payroll taxes and employee benefits, advertising and corporate promotions of $1,781,926, legal and professional fees of $627,154, insurance expense of $218,586, travel related costs of $119,994, office rent of $115,795, cost overruns for restaurant construction of $927,790, and the write off of certain pre-opening costs at Atlanta and Las Vegas that were in excess of budget of $2,079,749, and $1,428,940 of other costs.

Impairment of Long-Lived Assets

     Statement of Financial Accounting, Standards (SFAS) No. 121, whose provisions were adopted by the Company in 1996, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Construction costs overruns and continuing operating losses were indicators of potential impairment of the Company's three restaurants.

     The impaired assets, primarily leasehold improvements, were written down by $5,584,458. This non-cash charge to operations increased the 1996 loss by $0.50 per share.

Settlement of Stockholders' Claims

     See "Management's Discussion and Analysis - Liquidity and Capital
Resources."

Results of Operations For the Year Ended December 31, 1995

     For the year ended December 31, 1995, Country Star Hollywood had a gain from restaurant operations before depreciation and amortization of $232,256. After taking depreciation and amortizaion into account, the Company had a loss from restaurant operations of $426,854. For the year ended December 31, 1995 the Company had a net loss of $7,379,776. Such loss is largely a result of (i) significant one-time charges incurred in connection with issuing options and warrants for services, as well as significant one-time charges incurred in connection with the raising of capital, and (ii) building a management infrastructure in advance and in anticipation of effecting the Company's expansion strategy.

Revenue

     Food and Beverage

     For the year ended December 31, 1995 food and beverage revenues were $4,774,953 representing approximately 92% of total revenue

     Merchandising

     For the year ended December 31, 1995 merchandising revenues were $416,291, representing approximately 8% of total revenue.

Operating Expenses

     Food and Beverage Cost of Sales

     Food and beverage cost of sales for the year ended December 31, 1995 were $1,431,160, representing approximately 30% of food and beverage revenue.

     Merchandise Cost of Sales

     Merchandise cost of sales for the year ended December 31, 1995 were $192,581, which represented 46% of merchandise revenue.

     Payroll and Related Taxes

     Payroll and related taxes at Country Star Hollywood were $1,865,514, representing approximately 36% of total revenues for the year ended December 31, 1995. The high level of labor costs was primarily related to the intentional over-staffing of Country Star Hollywood.

     Rent

     Rent expenses for Country Star Hollywood was $312,608 for the year ended December 31, 1995, representing approximately 6% of total revenue for year ended December 31, 1995.

     Other Operating Costs

     Other operating costs for the year ended December 31, 1995 were $1,157,125, representing approximately 22% of total revenue for the year ended December 31, 1995. Other operating costs consist primarily of repair and maintenance, restaurant supplies, insurance, credit card fees, utilities and management fees.

Interest Expense - Net

     Interest expense, net of interest income, was $1,208,068 for the year ended December 31, 1995, representing approximately 23% of total revenue. The components of interest expense were primarily (i) interest on capital leases relating to the signs at Country Star Hollywood, (ii) the mortgage with respect to property owned by the Company in Las Vegas that was sold in August, 1995,
(iii) the repayment of interest relating to $500,000 of convertible debt issued to principals of the underwriter of the Company's initial public offering (the "Convertible Debt"), (iv) the repayment of interest due on a $300,000 principal debt issued to Leslie Linton Entertainment, Inc. and the repayment of interest due on a $200,000 principal debt issued to Steel Partners (collectively, the "Institutional Debt"), and (v) the repayment of interest relating to $1,850,000 of interim bridge financing received by the Company in connection with a private placement effected by the Company in July, 1995. Interest expenses, net of interest income, also includes amortization of the discount and offering costs of $866,666 related to the Bridge Financing. See Part II - Item 6 "Management's Discussion and Analysis - Liquidity and Capital Resources - Bridge Financing."

Selling, General and Administrative

     Selling, general and administrative expenses for the year ended December 31, 1995 were $3,397,084 representing approximately 65% of total revenue for the year ended December 31, 1995. Selling, general and administrative expenses consist of corporate salaries of $1,019,194 including related payroll taxes and employee benefits, advertising and corporate promotions of $617,802, legal and professional fees of $808,753, insurance expense of $170,816, travel related costs of $112,251, office rent of $116,659, and $551,609 of other costs. The Company incurred a substantial increase in selling, general and administrative expenses during the year ended December 31, 1995 in connection with various activities in advance of effecting the Company's expansion strategy including extensive trademark registration filings in the United States and internationally to protect the Company's intellectual property, hiring of management personnel to support planned expansion, costs related to site selection for additional Country Star Restaurants, and increased executive compensation.

Liquidity and Capital Resources

     Going Concern

     The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended December 31, 1996 which indicated a substantial doubt as to the ability of the Company to continue as a going concern due to significant losses in 1995 and 1996 and cash flow shortages (See Independent Certified Public Accountants' Reports, pages F-2 and F-3, and
Note 9 of the Notes to Financial Statements.)

     At December 31, 1996 the Company had cash on hand of approximately $949,205. For the year ended December 31, 1996, the Company has primarily funded its capital requirements from proceeds from the issuance of debt and equity securities, and development financing arrangements with respect to Country Star Las Vegas, as more fully described below.

     Convertible Debt and Institutional Debt

     In the fourth quarter of 1994 and the first and second quarters of 1995, the Company issued an aggregate of $1,000,000 of debt in private transactions, $500,000 of which represented the Convertible Debt which bore interest at the rate of eight percent (8%) per annum, and the balance of which represented the Institutional Debt borrowed from Steel Partners and Leslie Linton Entertainment, Inc. which bore interest at the rate of nine percent (9%) per annum. Mr. Robert
E. Linton, a principal of Leslie Linton Entertainment, Inc., became a member of the Company's Board of Directors in March, 1996. The proceeds from the Convertible Debt and Institutional Debt were used for entering into the leases for, and commencing the development of, Country Star Las Vegas and Country Star Atlanta. The Convertible Debt, which was initially due on February 21, 1995, and was convertible at any time, in whole or in part, into shares of Common Stock at $4.00 per share, was extended a number of times. On August 1, 1995 the Company repaid $250,000 of principal of the Convertible Debt and the balance of the principal, an additional $250,000, plus all accrued interest, was repaid on November 14, 1995, the closing of the Company's secondary offering of 1,200,000 shares of Preferred Stock (the "Secondary Offering"). Similarly, all principal and accrued interest with respect to the Institutional Debt was repaid on the closing of the Company's Secondary Offering. The Institutional Debt was due upon the earlier of (i) March 1996, one (1) year from issuance, and (ii) the Company's raising of at least $5,000,000 in equity capital.

     The Bridge Financing

     On July 28, 1995, the Company completed an interim bridge financing arranged by and sold through the representative of the underwriters of the Company's Secondary Offering (the "Bridge

Financing"). Pursuant to the Bridge Financing, the Company sold 37 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (i) a $50,000, 6% promissory note due the earlier of twelve (12) months from the date of issuance or the Company's receipt of at least $5,000,000 in gross proceeds from a public or private sale of its securities, a joint venture or licensing agreement (collectively, the "Notes"), (ii) 5,000 shares of Common Stock, and
(iii) 3,000 warrants, each to purchase one share of Common Stock, exercisable at a price per share equal to the Conversion Price of the Company's Preferred Stock, which was $2.00. The net proceeds from the Bridge Financing were approximately $1,650,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 185,000 shares of Common Stock and 111,000 warrants. In connection with the Bridge Financing pursuant to which the Company issued 6% promissory notes in the aggregate principal amount of $1,850,000, 185,000 shares of common Stock and 111,000 warrants, the Company recorded an original issue discount of $665,518 based on the relative fair market value of the Notes, the Common Stock and the warrants on the date of issuance. The Company also incurred approximately $200,000 of offering costs related to the Bridge Financing, of which $129,015 was recorded as a discount to the Notes with the remainder recorded as a reduction to the paid-in capital of the Common Stock and warrants issued in connection therewith. The original issue discount was amortized over the term of the Notes as an interest expense. After the Secondary Offering, at which time all of the Institutional Debt and the Notes were repaid with a portion of the net proceeds, the Company took a non-recurring charge to interest expense in an amount equal to the then remaining unamortized portion of the original issue discount and offering costs of $866,666, which was charged to interest expense for the year ended December 31, 1995. Under the terms of the Bridge Financing, all 185,000 shares of Common Stock issued in the Bridge Financing were automatically exchanged for an aggregate of 77,089 shares of Preferred Stock upon the effective date of the Secondary Offering. The Company used the net proceeds of the Bridge Financing to continue the development of Country Star Las Vegas and Country Star Atlanta, to repay certain indebtedness, and for working capital purposes.

     Development Financing

     On September 6, 1995, the Company entered into a definitive agreement for the financing of future Country Star Restaurants with NevStar Restaurants, LLC ("NevStar") a newly formed Nevada limited liability corporation that was established in August 1995 and is controlled by Mr. Melvin Wolzinger and his wife Mrs. Ruth Wolzinger (the "Development Financing"). Such agreement (the "Development Financing Agreement") provides that NevStar shall (i) invest $4.5 million of equity in Country Star Las Vegas, and (ii) have the right, under certain circumstances, to invest up to an additional $12.5 million in equity in future domestic Country

Star Restaurants, including Country Star Atlanta. To secure its investment in Country Star Las Vegas, NevStar deposited into escrow $5 million in marketable securities upon the execution of the Development Financing Agreement. Pursuant to the terms and condition of the Development Financing Agreement, a limited liability corporation was established to effect each of NevStar's and the Company's investment in Country Star Las Vegas (the "Country Star Las Vegas LLC"). NevStar will provide $4.5 million of equity financing for Country Star Las Vegas LLC and the Company will provide the remaining funds necessary for Country Star Las Vegas LLC, or approximately $3 million. Thereafter, Cirrus, Cirrus ("Cirrus"), a newly formed private limited partnership, comprised of principals of the representative of the underwriters of the Company's Secondary Offering loaned Country Star Las Vegas, LLC $495,000 at the rate of 6% per annum, which loan was converted into $495,000 of equity in Country Star Las Vegas, LLC on the same terms as NevStar's equity investment in Country Star Las Vegas, LLC on April 1, 1996. (NevStar, Cirrus and the Company, in their capacity as investors in the Country Star Las Vegas LLC, are sometimes referred to herein as the "Equity Investors").

     In connection with NevStar's $4.5 million investment in Country Star Las Vegas LLC, the Company shall be responsible for legal fees of $225,000 in connection therewith and with respect to any additional investments made in any future domestic Country Star Restaurants by NevStar, additional legal fees in the same proportion as the $225,000 bears to NevStar's initial $4.5 million investment. Upon commencement of operations of Country Star Las Vegas, prior to any cash distributions, the Company, which will be responsible for managing the day-to-day operations of Country Star Las Vegas subject to NevStar's approval for various matters, will receive a management fee in the amount of $333,333 per annum, payable in equal monthly installments. In connection with the Company's management of Country Star Las Vegas, the Company has agreed with NevStar that labor costs will be a predetermined percentage of Country Star Las Vegas' revenues, which percentage shall vary based upon the actual revenues. In the event that actual labor costs for Country Star Las Vegas exceed such percentage of revenues during a twelve (12) month period, the Company will be obligated to fund any such excess. After the Equity Investors (of which the Company is a 35.1% participant) shall receive a rate of return of 6% per annum on their unrecouped investment, all available cash shall be distributed 25% to the Company and 75% to the Equity Investors until such time as the Equity Investors shall have received cash contributions equal to 100% of their investment. Thereafter, all available cash shall be distributed 65% to the Company and 35% to the Equity Investors.

     The Development Financing Agreement also provides that NevStar, at its option, may also invest up to an additional $12.5 million in other domestic Country Star Restaurants, under certain circumstances. Specifically, NevStar's ability to invest in a particular future domestic Country Star Restaurant will be curtailed in the event that the landlord or any other party that controls the property on which any such future domestic Country Star Restaurant may be located shall receive an equity interest in such property of 35% or more. Nevertheless, NevStar shall have the right to make an investment in any such future domestic Country Star Restaurant in the event that the landlord or any other party that controls the relevant property receives an equity interest of less than 35%, provided that NevStar's equity interest, when added to the equity interest of the landlord or other third party does not exceed 35%. NevStar is not obligated to, and there can be no assurance that NevStar will, provide financing for any future domestic Country Star Restaurant and the Company does not know whether NevStar intends or has the wherewithal to do so. NevStar's right to provide financing for any future Country Star Restaurant expires on the later of September 1, 1998 or such time as the Company obtains a line of credit pursuant to which the lender or any affiliate of the lender receives an equity interest of 5% or less. Any additional investment by NevStar in a future domestic Country Star Restaurant cannot be less than $2.5 million per restaurant, and must be on the same terms and conditions as the Country Star Las Vegas LLC. In the event that the Company were to open a take-out style Country Star Restaurant in Clark County, Nevada, NevStar would have the right to invest in such other restaurant on the same terms and conditions as the Country Star Las Vegas LLC. In connection with entering into the Development Financing Agreement, NevStar received 100,000 warrants with an exercise price of $3.62 per share. Finally, in the event that there is a takeover of the Company, the Development Financing Agreement provides that NevStar shall have the right to cause the potential acquirer to purchase its equity interest in some or all of the Country Star Restaurants that it has financed at a predetermined formula relative to such Country Star Restaurant.

     Secondary Offering

     On November 10, 1995, the Company completed its Secondary Offering of 1,200,000 shares of 6% Cumulative Convertible Series A Preferred Stock. The net proceeds to the Company from the Secondary Offering, after deducting commissions and expenses, were approximately $11,200,000. The Company applied such net proceeds towards the continued development of Country Star Las Vegas and Country Star Atlanta, repayment of certain indebtedness, and working capital. The Company's Preferred Stock pays a cumulative, quarterly dividend at the rate of 6% per annum of the Preferred Stock's liquidation value, which is $12.00 per share, on each of December 31, March 31, June 30 and September 30 of each year commencing December 31, 1995, when, as and if declared by the Board of Directors out of funds legally available therefor. Dividends are payable in cash or Common Stock at the Company's election. The Preferred Stock is convertible into

Common Stock commencing on February 8, 1996 at a conversion rate of 6 shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain events (a "Conversion Price" of $2.00 per share). Unless previously converted or redeemed, the Preferred Stock will be automatically converted into Common Stock upon the earlier of (i) May 10, 1997 and (ii) five (5) business days after the Company publicly announces a calendar quarter with gross revenues from operations in excess of $7,000,000. Each holder of shares of Preferred Stock will be entitled to vote together with, and on all matters submitted to, the holders of Common Stock on an as-converted basis. Further, on or after May 8, 1996, in the event that the Common Stock shall have a closing bid price that is at least 170% of the Conversion Price for 20 out of 30 consecutive trading days ending within five (5) days of the date of the notice of redemption, the Preferred Stock may be redeemed at the Company's option, in whole or in part, at $12.00 per share, plus any declared but unpaid dividends to the date fixed for redemption. In addition, on or after May 8, 1996, the Preferred Stock may be redeemed at the Company's option, in whole or in part, at the following per share prices, plus any declared but unpaid dividends:

         Period                                      Redemption Price
         ------                                      ----------------

May 8, 1996 - July 9, 1996                                $13.08
July 10, 1996 - January 9, 1997                            12.72
January 10, 1997 - May 9, 1997                             12.36

     The liquidation preference of the Preferred Stock is $12.00 per share, plus any declared but unpaid dividends and in the event of liquidation, dissolution or winding up of the Company is to be paid to holders of the Preferred Stock before any distribution to holders of Common Stock or any other class of capital stock junior to the Preferred Stock.

     Private Placements During 1996

     On February 12, 1996, the Company sold 241,905 shares of Common Stock to Dan Rubin, an individual, and Roy B. Rubin, M.D., P.C., M.P.P.P., a pension fund (the "Pension Fund") for an aggregate purchase price of $635,000. Mr. Rubin and the Pension Fund, both of whom are affiliates of the Rubin Investment Group, also received certain piggyback and demand registration rights with respect to the shares it acquired.

     On April 10, 1996, the Company sold 100,000 shares of Common Stock and 50,000 Warrants to Mr. Rex Licklider for an aggregate purchase price of $300,000. On April 10, 1996, the Company sold 166,667 shares of Common Stock and 83,334 Warrants to the Licklider Living Trust Dated 5/2/86 (the "Trust") for an aggregate purchase price of $500,000. Each Warrant entitles the holder to acquire one (1) share of Common Stock of the Company at an exercise price of $3 per share. Mr. Rex Licklider, a trustee of the Trust, had initially intended to become a member of the Company's Board of Directors subsequent to the closing of the Secondary Offering, but thereafter, did not do so for personal reasons. See Part III, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Mr. Licklider Trust received certain demand and piggyback registration rights with respect to the securities which they acquired.

     On April 10, 1996, the Company also sold (i) 100,000 shares of Common Stock and 50,000 Warrants to Bruce Sokoloff for an aggregate purchase price of $300,000, (ii) 133,334 shares of Common Stock and 66,667 Warrants to Wisdom Tree Associates for an aggregate purchase price of $400,000 and (iii) 250,000 shares of Common Stock and 125,000 Warrants to Dan Rubin for an aggregate purchase price of $750,000. Each Warrant entitles the holder to acquire one (1) share of Common Stock of the Company at an exercise price of $3 per share. The purchasers received certain demand and piggyback registration rights with respect to the securities they acquired.

     On July 10, 1996, the Company sold 114,286 shares of Common Stock and 85,715 Warrants to Bruce Sokoloff for an aggregate purchase price of $400,000. Each Warrant entitles the holder to acquire one (1) share of Common Stock of the Company at an exercise price of $3.50 per share.

     On August 28, 1996, the Company sold 170,371 shares of Series A Preferred Stock to Dan Rubin, an individual, Robert Lyszczarz, an individual and Roy B. Rubin, M.D., P.C., M.P.P.P., a pension fund (the "Pension Fund") for an aggregate purchase price of $2,280,000. In connection with the transaction, the Company issued an aggregate of 306,667 warrants. Each warrant entitles the holder to acquire one (1) share of Common Stock of the Company at a purchase price of $2.25 per share. Mr. Rubin and the Pension Fund, both of whom are affiliates of the Rubin Investment Group, and Mr. Lyszczarz, also received certain demand registration rights with respect to the Shares they acquired.

     On September 16, 1996, the Company sold an aggregate of 100,000 shares of Common Stock and 100,000 Warrants to the Alan & Coralie Goldsmith Trust and the Alan J. Goldsmith Accountancy Corp. Defined Benefit Pension Trust for an aggregate purchase price of $200,000. Each Warrant entitles the holder to acquire one (1) share of Common Stock of the Company at a purchase price of $2.00 for 75,000 warrants and $2.25 for 25,000 warrants.

     On October 10, 1996 the Company sold 4,000 shares of newly issued 7% Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"). The sale was made to Cameron Capital Ltd., a foreign institutional investor, for an aggregate purchase price of $4,000,000, or $1,000 per share. On February 12, 1997, all of the outstanding shares of Series B Convertible

Preferred Stock was exchanged by the holder with the Company for a Convertible Term Note in the principal amount of $4,000,000 (see "Management's Discussion and Analysis of Operations Capital Resources, February 12, 1997 Financing and Change in Control" for a description of the terms of the Note).

     All of the proceeds received by the Company from each of the aforementioned private placements is for further development of the Company's Country Star Restaurants and for working capital purposes.

February 12, 1997 Financing and Change in Control

     On February 12, 1997, the Company entered into a secured loan agreement with Dan Rubin ("Rubin") and Cameron Capital Ltd., an institutional investor ("Cameron").

     The secured loan agreement provides that Cameron has the fully assignable right to name three (3) members of the Board of Directors of the Company and that the Board of Directors shall not consist of more than five (5) members. Cameron assigned this right to Rubin as its agent. Immediately after the closing of the secured financing, Rubin's nominees, Darren Rice, William Wei and Robert Nardone were elected to the Board of Directors of the Company. The Board then elected Rubin to fill the last seat on the Board of Directors.

     The Board then elected Dan Rubin as Chief Executive Officer and President, and Robert L. Davidson as Secretary of the Company. Mr. Rubin assumed control of day-to-day operations of the Company. Mr. Rubin is being compensated at the rate of $20,000 per month, payable in cash or common stock of the Company, valued at market value at the time of issuance. Mr. Rubin's employment is terminable at will.

     Rubin now owns warrants to acquire and convertible debt which if converted would allow him to acquire an aggregate of 846,176 shares of the Company's common stock. Upon exercise of such warrants and conversion of the convertible debt, Rubin would own 5.3% of the common stock of the Company then outstanding. None of the other newly elected directors own any shares or warrants or other rights to acquire any shares of the Company's common stock.

     Under the secured financing agreement, Rubin has made a $3,500,000 line of credit loan available to the Company, of which an initial advance of $500,000 was committed at closing. Rubin, in his sole discretion, may make additional advances to the Company under this line of credit, but is not required to make any such additional advances. All advances under the line of credit loan bear interest at the rate of prime plus four percent (4%), payable semi-annually commencing December 31, 1997. The principal balance of all line of credit advances are due and payable on October 9, 1999. In consideration for the initial line of credit advance of $500,000, the Company issued a warrant to acquire 166,667 shares of its common stock at an exercise price of $.625 per share.

     All additional line of credit advances shall have the same terms and conditions as the initial line of credit advance. For each such additional advance, Rubin shall receive one (1) common stock purchase warrant for every $3 advanced. The exercise price for these warrants shall be $.625 per share. All of the warrants issued or to be issued to Rubin shall be subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar corporate events.

     Cameron exchanged its 4,000 shares of Series B Convertible Preferred Stock of the Company, with an aggregate liquidation preference of $4,000,000, for a convertible term note in the principal amount of $4,000,000. The convertible term note bears interest at the rate of seven percent (7%) per annum, payable semi-annually commencing December 31, 1997. The principal balance is due and payable on October 9, 1999. Any portion or all of the principal amount of the note outstanding may be converted into common stock of the Company commencing ninety (90) days after the date of closing of the financing. Upon conversion, the Company shall issue that number of shares of its common stock obtained by dividing the principal amount of the loan converted by the lesser of (i) $1.33, or (ii) 80% of the average closing bid price of the common stock for the five
(5) consecutive trading days preceding the date of conversion. The maximum number of shares into which the convertible note may be converted shall not exceed 3,000,000. The conversion formula is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar transactions.

     In connection with the commitment to make the line of credit loan, Rubin and other investors in the Company have agreed to settle certain claims against the Company for the amount of $1,950,000, plus $50,000 in fees and expenses. The Company has issued its convertible term notes in the aggregate amount of $1,950,000 and agreed to pay $50,000 to Rubin and these investors, in settlement of their claims. These convertible term notes contain the same terms and conditions as the convertible term note issued to Cameron, except that the holders of these convertible term notes may exercise their conversion feature at any time following the closing.

     The line of credit advances by Rubin, Cameron's convertible term note and the convertible term notes issued in settlement of claims are all secured by a lien on substantially all of the tangible and intangible assets of the Company. In the event of default, the secured parties shall participate in the proceeds of the collateral in proportion to their outstanding debt.

Seasonality

     The Company does not believe that seasonality will have a material impact on the Company's overall operations once it has fully established Country Star Las Vegas and Country Star Atlanta. Country Star Hollywood is in a location that experiences significantly higher traffic during the summer months due to its popularity as a tourist destination.

Net Operating Loss Carryforwards

     As of December 31, 1996, the Company had net operating loss carryforwards under Section 172 of the Internal Revenue Code, as amended (the "Code"), of approximately $18.2 million, of which $7.7 million was generated prior to 1996, for Federal tax purposes, which may be used to offset future taxable income. The Federal income tax carryforward will expire beginning in the year 2008. The net operating loss carryforwards generated deferred tax assets amounting to approximately $6,721,000, for which the Company has provided a 100% valuation reserve.

     Under Section 382 of the Code ("Section 382"), the utilization of net operating loss carryforwards is limited after an ownership change, as defined in
Section 382, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the three (3) calendar month period ending with the calendar month in which the ownership change occurred. Due to the ownership change as a result of the secondary offering completed in November, 1995, the Company is subject to an annual limitation on the use of its pre-1996 net operating losses of approximately $1,000,000 per year. Therefore, in the event that the Company achieves profitability in excess of the annual limitation amount, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in such year.

Impact of Inflation

     Increases in food and labor costs and interest rates directly affect the Company. Many of the Company's employees at Country Star Hollywood are paid, and many of the Company's employees at Country Star Las Vegas and Country Star Atlanta will be paid at hourly rates related to the Federal minimum wage. Any increases in the Federal minimum wage in the future would further increase the Company's operating expenses. In addition, the Company's leases at Country Star Hollywood, Country Star Las Vegas and Country Star Atlanta require the Company, among other things, to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to inflation, as well as percentage rent and periodic escalations of annual rents. Any future leases that the Company may enter into with respect to any future Country Star Restaurants may also contain similar provisions.

Forward Looking Statements

     Any statements that are not historical facts contained in this Report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to demand for the Company's services, pricing, market acceptance, competition, the effect of economic conditions, the results of financing efforts, the Company's ability to complete proposed transactions and negotiate terms with its creditors, and other risks.

ITEM 7. FINANCIAL STATEMENTS.

     See financial statements following Part IV - Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 5, 1996, the Company was informed by its independent auditor, Ernst & Young, LLP ("E&Y") that E&Y had resigned as the Company's independent auditor, effective immediately. Contemporaneously, the Company filed a Current Report on Form 8-K relating to the resignation of E&Y. The Company had retained E&Y to act as its independent auditor on March 2, 1994. For the period beginning with the retention of E&Y and ending with the resignation of E&Y, the reports of E&Y on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since initially retaining E&Y, the Company has not had any disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On March 18, 1996, the Company engaged BDO Seidman, LLP to replace E&Y as the Company's independent auditor, effective immediately, and contemporaneously filed a Current Report on Form 8-K relating thereto. On November 12, 1996, the Company terminated the firm of BDO Seidman, LLP as independent auditor, and contemporneously filed a Current Report on Form 8-K relating thereto. For the period beginning with the retention of BDO Seidman, LLP and ending with its termination, its reports on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since retaining BDO Seidman, LLP, the Company has not had any disagreeents with it on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On January 16, 1997, the Company engaged the services of Deloitte & Touche LLP to serve as the Company's independent auditor, and contemporaneously filed a Current Report on Form 8-K relating thereto. On March 29, 1997, the Company terminated the firm of Deloitte & Touche LLP as its independent auditor. For the period beginning with the retention of Deloitte & Touche LLP and ending with its termination, Deloitte & Touche LLP did not prepare any reports or render any adverse opinion or disclaimer of opinion on the financial statements of the Company. Since initially retaining Deloitte & Touche LLP the Registrant has not had any disagreements with it on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On March 29, 1997, the Company engaged the services of Cacciamatta Accountancy Corporation to serve as the Company's independent auditor. Contemporaneously with the dismissal of Deloitte & Touche LLP and the retention of Cacciamatta Accountancy Corporation the Company filed a Current Report on Form 8-K relating thereto. See Part IV - Item 13 "Exhibits and Reports on Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
        THE EXCHANGE ACT

     The information required by Item 9 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Election of Directors" in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required by Item 11 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Stock Ownership of Certain Beneficial Holders and Management" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters - Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     (b)  Reports on Form 8-K.

     On October 10, 1996, the Company filed a Current Report on Form 8-K in connection with a private placement of Preferred Stock in the amount of $4,000,000 to an institutional investor. See "Management's Discussion and Analysis of Operations - Capital Resources, Item 6 of this Annual Report on Form 10-KSB.

     On November 14, 1996, the Company filed a Current Report on Form 8-K in connection with the Company's termination of the firm of BDO Seidman, LLP as independent auditor (See Item 8, "Changes in and Disagreement with Accountants in Accounting and Financial Disclosures.")

     On January 16, 1997, the Company filed a Current Report on Form 8-K in connection with the engagement of Deloitte & Touche LLP as Registrant's independent auditor (See Item 8, "Changes in and Disagreement with Accountants in Accounting and Financial Disclosures.")

     On February 12, 1997 the Company filed a current report on Form 8-K in connection with the February 12, 1997 Financing and Change in Control. (See Item 6, "Management's Discussion and Analysis.")

     On March 29, 1997, the Company filed a current report on Form 8-K in connection with the termination of Deloitte & Touche LLP as the Company's independent auditor and the retention of Cacciamatta Accountancy Corporation as the Company's independent auditors. (See Item 8, "Changes in and Disagreement with Accountants in Accounting and Financial Disclosures.")

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report - Cacciamatta Accountancy Corporation .....    F-2

Independent Auditors' Report - BDO Seidman, LLP ........................    F-3

Consolidated Balance Sheet as of December 31, 1996 .....................    F-4

Consolidated Statements of Operations for the Years Ended
         December 31, 1995 and 1996 ....................................    F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1995 and 1996 ....................................    F-7

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995 and 1996 ....................................    F-8

Notes to Consolidated Financial Statements .............................   F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders
Country Star Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Country Star Restaurants, Inc. and Subsidiary as of December 31, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Country Star Restaurants, Inc. and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has experienced significant losses in 1995 and 1996, and is experiencing cash flow shortages. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, in 1996 the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                                       CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 11, 1997

                          Independent Auditors' Report

The Board of Directors and Stockholders of
   Country Star Restaurants, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Country Star Restaurants, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Country Star Restaurants, Inc. referred to above present fairly, in all material respects, its results of operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted acounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced significant losses in 1995 and 1996, and is experiencing cash flow shortages. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                   `                   BDO SEIDMAN, LLP

Los  Angeles,  California
April 11, 1996 except for Note 9
which is as of April 11, 1997

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS

Current assets
     Cash and cash equivalents                                       $   949,205
     Inventories                                                         744,607
     Preopening costs, net                                               150,000
     Prepaid rent                                                        540,000
     Other                                                               354,791
                                                                     -----------
       Total current assets                                            2,738,603
                                                                     -----------
Property and equipment at cost, net of accumulated depreciation and amortization of $128,861
     Leasehold improvements                                           14,490,000
     Furniture and equipment                                           2,065,892
     Memorabilia                                                         496,715
     Capital leases                                                      798,261
                                                                     -----------
         Total property and equipment                                 17,850,868

Other                                                                    313,324
                                                                     -----------
                                                                     $20,902,795
                                                                     ===========

                                                                     (continued)

   The accompanying notes are an integral part of these financial statements.

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (continued)
                                DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Capital lease obligations - current                             $    224,652
   Accounts payable                                                   3,110,747
   Accrued expenses                                                     540,192
                                                                   ------------
   Total current liabilities                                          3,875,591

Deferred rentals                                                        227,360

Capital lease obligations                                               315,585

Convertible debt                                                      5,950,000
                                                                   ------------
   Total liabilities                                                 10,368,536
                                                                   ------------

Commitments and contingencies                                              --

Minority interests                                                    2,124,446
                                                                   ------------

Stockholders' Equity

   Preferred stock, $0.001 par value, 2,000,000
    shares authorized - 6% Cumulative Convertible
    Series A - 400,445 shares issued and outstanding                        400
   Common stock, $0.001 par value, 25,000,000 shares authorized,
     14,287,524 shares issued and outstanding                            14,288
   Additional paid-in capital                                        36,173,935
   Unamortized stock options cost                                      (145,207)
   Accumulated deficit                                              (27,633,603)
                                                                   ------------

   Total stockholders' equity                                         8,409,813
                                                                   ------------

                                                                   $ 20,902,795
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended December 31,
                                                        ----------------------------
                                                            1996            1995
                                                        ----------------------------
Revenues
   Food and beverage                                    $  7,048,023    $  4,774,953
   Merchandise                                             1,011,392         416,291
                                                        ------------    ------------
                                                           8,059,415       5,191,244
                                                        ------------    ------------
Costs and expenses
   Cost of revenues
      Food and beverage                                    2,222,506       1,431,160
      Merchandise                                            656,760         192,581
   Labor                                                   3,917,988       1,865,514
   Rent                                                    1,275,860         312,608
   Other restaurant operating                              1,967,020       1,157,125
   Selling, general and administrative                     8,801,764       3,397,084
   Depreciation and amortization                           1,210,685         659,110
   Impairment of long-lived assets                         5,584,458
   Settlement of stockholders' claims                      2,000,000            --
   Compensatory common stock                                    --         2,850,000
                                                        ------------    ------------
                                                          27,637,041      11,865,182
                                                        ------------    ------------
   Loss from operations                                  (19,577,626)     (6,673,938)
                                                        ------------    ------------
Other income (expense):
   Gain on sale of land                                         --           502,230
   Interest income                                           302,626          52,847
   Interest expense                                         (375,936)     (1,260,915)
                                                        ------------    ------------
                                                             (73,310)       (705,838)
                                                        ------------    ------------
Loss before minority interests                           (19,650,936)     (7,379,776)

Minority interests in loss of consolidated subsidiary      2,870,554            --
                                                        ------------    ------------
   Net loss                                             $(16,780,382)   $ (7,379,776)
                                                        ============    ============
   Net loss per share                                   $      (1.52)   $      (1.45)
                                                        ============    ============
   Weighted average number of shares outstanding          11,074,810       5,088,549
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Series A                    Series B
                                                            Common Stock               Preferred Stock             Preferred Stock
                                                     ---------------------------  -------------------------    ---------------------
                                                      Number of                      Number of                 Number of
                                                       Shares         Amount          Shares        Amount       Shares      Amount
                                                     ------------ --------------  -------------   ---------    ------------ --------
Balance at December 31, 1994                         4,572,598       $  4,453             --         $  --           --         $--

Issuance of common stock in a private
      placement                                        185,000            185             --            --           --          --
Common stock converted to preferred stock             (185,000)          (185)          77,089            77         --          --
Release of compensatory escrowed
      common stock                                        --             --               --            --           --          --
Issuance of preferred stock                               --             --          1,200,000         1,200         --          --
Warrants exercised for
      shares of common stock                           275,889            276             --            --           --          --
Issuance of common stock in a private
      placement                                        367,857            368             --            --           --          --
Payment on receivable for common stock                    --              119             --            --           --          --
Warrants redeemed for common stock                     731,233            732             --            --           --          --
Amortization of stock option cost                         --             --               --            --           --          --
Issuance of warrants                                      --             --               --            --           --          --
Net loss                                                  --             --               --            --           --          --
                                                   -----------       --------       ----------       -------       ------       ---
Balance at December 31, 1995                         5,947,577          5,948        1,277,089         1,277         --          --

Issuance of common stock
      in settlement of legal claim                      43,194             43             --            --           --          --
Issuance of common stock in private
      placements                                     1,206,193          1,206             --            --           --          --
Preferred stock converted to common                  6,282,090          6,282       (1,047,015)       (1,047)        --          --
Common stock issued for
      dividends on preferred stock                     200,818            201             --            --           --          --
Common stock issued for the
      exercise of warrants                             242,000            242             --            --           --          --
Common stock issued for payment of
      financing charges                                365,652            366             --            --           --          --
Issuance of preferred stock
      in a private placement                              --             --            170,371           170         --          --
Issuance of preferred stock in a
      private placement                                   --             --               --            --          4,000         4
Preferred stock converted to
      convertible debt                                    --             --               --            --         (4,000)       (4)
Unamortized stock option cost                             --             --               --            --           --          --
Amortization of stock option cost                         --             --               --            --           --          --
Net loss                                                  --             --               --            --           --          --
                                                   -----------       --------       ----------       -------       ------       ---
Balance at December 31, 1996                        14,287,524       $ 14,288          400,445       $   400         --         $--
                                                   ===========       ========       ==========       =======       ======       ===


                                                    Additional    Unamortized                    Total
                                                     Paid-in     Stock Option  Accumulated     Stockholders'
                                                     Capital         Cost        Deficit         Equity
                                                   ------------  ------------ -------------   ------------
Balance at December 31, 1994                      $11,379,294    $(507,000)    $(3,473,472)     $7,403,275

Issuance of common stock in a private
      placement                                       584,455         --              --           584,640
Common stock converted to preferred stock                 108         --              --              --
Release of compensatory escrowed
      common stock                                  2,850,000         --              --         2,850,000
Issuance of preferred stock                        12,371,261         --              --        12,372,461
Warrants exercised for
      shares of common stock                        1,103,399         --              --         1,103,675
Issuance of common stock in a private
      placement                                       699,632         --              --           700,000
Payment on receivable for common stock                364,602         --              --           364,721
Warrants redeemed for common stock                       (732)        --              --              --
Amortization of stock option cost                        --        274,108            --           274,108
Issuance of warrants                                  102,133         --              --           102,133
Net loss                                                 --           --        (7,379,749)     (7,379,749)
                                                 ------------    ---------    ------------    ------------
Balance at December 31, 1995                       29,454,152     (232,892)    (10,853,221)     18,375,264

Issuance of common stock
      in settlement of legal claim                     79,957         --              --            80,000
Issuance of common stock in private
      placements                                    3,406,051         --              --         3,407,257
Preferred stock converted to common                    (5,235)        --              --              --
Common stock issued for
      dividends on preferred stock                       (201)        --              --              --
Common stock issued for the
      exercise of warrants                            506,258         --              --           506,500
Common stock issued for payment of
      financing charges                               273,873         --              --           274,239
Issuance of preferred stock
      in a private placement                        2,209,830         --              --         2,210,000
Issuance of preferred stock in a
      private placement                             3,667,496         --              --         3,667,500
Preferred stock converted to
      convertible debt                             (3,667,496)        --              --        (3,667,500)
Unamortized stock option cost                         249,250     (249,250)           --              --
Amortization of stock option cost                        --        336,935            --           336,935
Net loss                                                 --           --       (16,780,382)    (16,780,382)
                                                 ------------    ---------    ------------    ------------
Balance at December 31, 1996                     $ 36,173,935    $(145,207)   $(27,633,603)   $  8,409,813
                                                 ============    =========    ============    ============

   The accompanying notes are an integral part of these financial statements

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                              ----------------------------
                                                                 1996             1995
                                                              ----------------------------
Cash flows from operating activities:
   Net loss                                                   $(16,780,382)   $ (7,379,749)
                                                              ------------    ------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                              1,210,685         665,221
      Stock issued in settlement of legal claim                     80,000            --
      Settlement of stockholders' claims                         2,000,000            --
      Stock issued for financing charges                           274,239            --
      Amortization of stock option cost                            336,935         274,108
      Impairment of long-lived assets                            5,584,458            --
      Gain on sale of land                                            --          (502,230)
      Compensatory stock                                              --         2,850,000
      Minority interests                                        (2,870,554)           --
   Changes in assets and liabilities:
      Increase in inventories                                     (363,999)        (61,962)
      Increase in preopening costs                                (300,000)       (538,169)
      (Increase) decrease in prepaid expenses and other           (467,830)         38,564
      Increase in other non-current assets                        (104,899)        (39,206)
      Increase (decrease) in accounts payable                    2,955,362        (292,943)
      Increase (decrease) in accrued expenses                      563,990         (80,935)
                                                              ------------    ------------
         Total adjustments                                       8,898,387       2,312,448
                                                              ------------    ------------
         Net cash used in operating activities                  (7,881,995)     (5,067,301)
                                                              ------------    ------------
Cash flows from investing activities:
   Investment in and advances to Las Vegas, LLC                       --          (852,488)
   Purchase of fixed assets                                    (15,109,955)       (814,237)
   Proceeds from sale of land                                         --         2,155,136
   Proceeds received from minority interests                     4,500,000            --
                                                              ------------    ------------
         Net cash provided (used) in investing activities      (10,609,955)        488,411
                                                              ------------    ------------
Cash flows from financing activities:
   Net proceeds from issuance of common and preferred stock      9,791,257      14,862,909
   Repayment of leasehold improvements payable                        --          (400,000)
   Proceeds received on stock note                                    --           364,721
   Proceeds from note payable                                         --           495,000
   Repayment of long term debt                                        --          (823,284)
   Repayment of convertible subordinated notes payable                --          (500,000)
   Capital lease payments                                         (110,777)       (203,475)
                                                              ------------    ------------
         Net cash provided by financing activities            $  9,680,480    $ 13,795,871
                                                              ------------    ------------

                                                                    (continued)

   The accompanying notes are an integral part of these financial statements.

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                               Year ended December 31,
                                                              -------------------------
                                                                 1996          1995
                                                              -------------------------
Net (Decrease) Increase in Cash                               $(8,811,470)   $9,216,981

Cash and cash equivalents, beginning of period                  9,760,675       543,694
                                                              -----------    ----------
Cash and cash equivalents, end of period                      $   949,205    $9,760,675
                                                              ===========    ==========

Supplemental disclosure of noncash investing and financing activities:

   Officer compensation relating to 737,000 shares
   which were released from escrow                            $      --      $2,850,000

   Equipment acquired with capital leases                         288,474          --

   Pre-development costs transferred to
   leasehold improvements                                       1,142,012          --

   Investments in and advances to Las Vegas, LLC
   transferred to leasehold improvements                          852,488          --

   Note payable transferred to the equity in
   Las Vegas, LLC                                                 495,000          --

   Warrants given for promotional services to be provided
   in the future                                                  249,250          --

   Conversion of preferred stock to convertible debt net of
      $332,500 of debt issuance costs                           3,667,500          --

Supplemental disclosure:

   Cash paid during the year for interest                     $    44,810    $   80,998

    The accompanying notes are an integral part of these financial statements

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Country Star Restaurants, Inc. and its majority owned subsidiary, Country Star Las Vegas, LLC (CSLV) (collectively, the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation.

In 1996, as described in Note 4, the Company gained voting control over CSLV as a result of the execution of certain financing arrangements which led to an increased ownership position in CSLV of 50.05 percent. Prior to 1996, the Company's investment in CSLV was accounted for under the cost method.

Description of Business

The Company was formed for the purpose of owning and operating country music, theme-oriented, casual dining restaurants in various locations throughout the United States. The restaurants are operated under the name "Country Star" followed by the name of the city.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. Cash equivalents consist of certificates of deposit maintained with major financial institutions.

At December 31, 1996, the Company had approximately $687,000 of cash equivalents restricted as to use.

Inventories

Inventories, consisting primarily of merchandise, are stated at the lower of cost (first-in, first-out) or market.

Preopening Costs

The Company capitalizes certain costs relating to opening of restaurants and amortizes such costs using the straight-line method during the year following the restaurant opening.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

SFAS 121, whose provisions were adopted by the Company in 1996, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Construction costs overruns and continuing operating losses were indicators of potential impairment of the Company's three restaurants.

The impaired assets were written down by $5,584,458. This non-cash charge to operations increased the 1996 loss by $0.50 per share.

Property and equipment are stated at cost, less accumulated depreciation. Amortization of leasehold improvements is provided over the estimated useful life of the asset or the lease term, including option periods, whichever is shorter. Depreciation of memorabilia commences when it is placed in service upon its installation at a unit location. Depreciation is provided for by using the straight-line method over the following useful lives:

                                                                 Years
                                                                 -----
                  Furniture and equipment                        5 - 8
                  Memorabilia                                       20
                  Leasehold improvements                         18-20

Expenditures for additions and improvements which extend the life of the assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred.

Leases

The Company has various non-cancelable operating and capital lease agreements, primarily unit sites. Unit leases are established using a base amount and/or a percentage of sales. Certain of these leases provide for escalating lease payments over the terms of the leases. For financial statement purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Minority Interests

Minority interests represent the minorities' equity in the earnings or losses in the entity which is majority owned by the Company.

Food, Beverage and Merchandise Revenues

Food, beverage and merchandise revenues are recognized as the products are sold to customers.

Stock-Based Compensation

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

Advertising and Promotional Costs

Expenses associated with advertising and promoting the Company's restaurants not capitalized as preopening costs, are expensed in the period incurred. Advertising expense for fiscal 1995 and 1996 totaled $671,802 and $1,781,926, respectively.

Net Loss per Share

Loss per share is computed based upon the weighted average shares outstanding for the period. Loss per share excludes the effect of outstanding warrants and stock options and the conversion of the convertible subordinated note payable, because the effect of such inclusion would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial instruments, consisting principally of cash equivalents, convertible debt and obligations under capital leases, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

Reclassifications

Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the fiscal 1996 presentation.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 2 - Capital and Financing Transactions

In connection with the Company's IPO in 1993, certain founding stockholders entered into an agreement with the underwriter of the IPO (the "Escrow agreement") to place all of their common stock, consisting of 1,737,000 shares, into escrow. The Escrow agreement had two aspects. First, the underwriter of the IPO required the placement of 1,000,000 shares into escrow to enhance the marketability of the IPO. This aspect of the Escrow agreement did not represent a contingency for which shares would be issued. The 1,000,000 shares were released upon the opening of Country Star Hollywood on August 22, 1994. The release of the shares had no effect on the Company's financial statements. The second aspect of the Escrow agreement initially provided for the release of the remaining 737,000 shares upon the Company achieving after-tax net income, as defined, of $153,750 for any quarter. If for any quarter the Company achieved after-tax net income greater than $125,125, but less than $153,750, a proportionate amount of shares would be released. On August 21, 1995, the Escrow agreement was amended to provide that the 737,000 shares be released on the second anniversary of the effective date of the Company's IPO, December 15, 1995. As a result of the amendment, the Company recorded a charge to earnings of approximately $2,850,000 for the period August 22, 1995 through December 31, 1995, based on the market price of the common stock on August 22, 1995.

On July 28, 1995, the Company completed a private placement pursuant to which it sold 37 units (the "Units") to nonaffiliated, accredited investors (the "Private Placement"), each Unit consisting of (i) a $50,000 6% promissory note due the sooner of twelve (12) months from the date of issuance or the Company's receipt of at least $5,000,000 in gross proceeds from a public or private sale of its securities, (ii) 5,000 shares of common stock, and (iii) 3,000 warrants exercisable at a price of $5.00 per share to purchase 3,000 shares of common stock. The net proceeds from the Private Placement were approximately $1,650,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 185,000 shares of common stock and 111,000 warrants and recorded a discount aggregating $655,518 based upon the relative fair market value of the Notes, the common stock and the warrants, on the date of issuance. The Company incurred approximately $200,000 of offering costs related to the private placement, of which $129,015 was recorded as a discount to the Notes with the remainder recorded as a reduction to the paid-in capital of the common stock and warrants issued therewith. The discount is to be amortized over the term of the Notes as interest expense. On November 10, 1995, the effective date of the Company's Secondary Offering, the common shares were converted into 77,089 shares of 6% Cumulative Convertible Series A Preferred Stock and the promissory notes were repaid. The accompanying statement of operations for 1995 includes amortization of the discount and offering costs in the amount of $886,666 which is included in interest expense.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 2 - Capital and Financing Transactions (continued)

On November 10, 1995, the Company offered and sold in the Secondary Offering 1,200,000 shares of 6% Series A Preferred Stock at a price of $12.00 per share. The net proceeds from the sale of the Series A Preferred amounted to approximately $12,372,500, after deducting expenses of $2,027,500. Such net proceeds were used to complete the development and construction of Country Star Las Vegas and Country Star Atlanta. In connection with the Secondary Offering, the Company agreed to issue the representatives of the several underwriters warrants, for nominal consideration, to purchase from the Company 120,000 shares of Series A Preferred. Each share of Series A Preferred is convertible, unless previously redeemed by the Company, into six shares of the Company's common stock. Unless earlier converted or redeemed, the Series A Preferred automatically will convert in common stock upon the earlier of May 10, 1997 or the Company achieving quarterly revenues from operations of at least $7,000,000.

During 1995 the Company sold 25,000 unregistered shares of common stock in a private placement transaction and received $100,000. In 1995 the company sold an additional 342,857 unregistered shares of common stock and 257,143 warrants in a private placement, for an aggregate purchase price of $600,000.

In 1996, the Company sold shares of its common stock in various private placement transactions. The following table shows the dates, number of shares of common stock, per share price, net proceeds, and the warrants, if any, issued in such transactions:


       Date of                                                             Common Stock
  Private Placement                    Common Stock                      Purchase Warrants
----------------------   ------------------------------------    --------------------------------
                                                      Net                   Exercise    Term in
                           Shares       Price       Proceeds      Number     Price       Years
                         ------------------------------------    --------------------------------
Feb. 12, 1996              241,905      $2.625    $  635,000        --         N/A        N/A
Mar. 28, 1996              750,000       3.00      2,192,257      375,000    $3.00          5
July 10, 1996              114,288       3.50        380,000       85,715     3.50          5
Sept. 10, 1996             100,000       2.00        200,000      100,000     2.00          5
                         ---------                ----------
                         1,206,193                $3,407,257
                         =========                ==========

On August 28, 1996, the Company sold 170,371 shares of its Series A Preferred Stock at $13.50 per share for aggregate net proceeds of $2,210,000. In connection with this transaction, the purchasers received 306,667 common stock purchase warrants exercisable at $2.25 per share, expiring in 5 years. These warrants were surrendered in conjunction with the February 12, 1997 settlement outlined below.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 2 - Capital and Financing Transactions (continued)

On October 10, 1996 the Company sold 4,000 shares of newly issued 7% Convertible Preferred Stock, par value $.001 per share at $1,000 per share (the "Series B Preferred Stock"). The sale was made to Cameron Capital Ltd., a foreign institutional investor, for aggregate net proceeds of $3,667,500. On February 12, 1997, all of the outstanding shares of Series B Convertible Preferred Stock were exchanged by the holder with the Company for a Convertible Term Note in the principal amount of $4,000,000, as outlined below. The company's recording of this exchange transaction included a charge to debt issuance costs of $332,500.

On February 12, 1997, the Company entered into secured loan agreements with Dan Rubin ("Rubin") and Cameron Capital Ltd. ("Cameron") as described below. These agreements have been accounted for effective December 31, 1996 because substantially all the conditions precedent to the occurrence of these transactions had taken place as of that date.

Under the Rubin secured financing agreement, Rubin has made a $3,500,000 line of credit loan available to the Company, of which an initial advance of $500,000 was made in early 1997. Rubin, in his sole discretion, may make additional advances to the Company under this arrangement. All advances are at prime plus 4%, payable semi-annually, commencing on December 31, 1997. The note is due on October 9, 1999.

In connection with this line of credit commitment, Rubin and other investors in the Company have agreed to settle certain claims against the Company for $2,000,000. Accordingly, the Company has issued its convertible term notes in the aggregate amount of $1,950,000, agreed to pay $50,000 to Rubin and these investors, and isssued a warrant to purchase 166,667 shares of its common stock at $0.625 per share. These convertible term notes contain the same terms and conditions as the convertible term note issued to Cameron, as described below, except that the holders of the Rubin convertible term notes may exercise their conversion feature at any time following the closing.

Cameron exchanged its 4,000 shares of Series B Convertible Preferred Stock of the Company, with an aggregate liquidation preference of $4,000,000, for a convertible term note in the principal amount of $4,000,000. The convertible term note bears interest at the rate of seven percent (7%) per annum, payable semi-annually commencing December 31, 1997. The principal balance is due and payable on October 9, 1999. Any portion or all of the principal amount of the note outstanding may be converted into common stock of the Company commencing ninety (90) days after the date of closing of the financing. Upon conversion, the Company shall issue that number of shares of its common stock obtained by dividing the principal amount of the loan converted by the lesser of (i) $1.33, or (ii) 80% of the average closing bid price of the common stock for the five
(5)

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 2 - Capital and Financing Transactions (continued)

consecutive trading days preceding the date of conversion. The maximum number of shares into which the convertible note may be converted shall not exceed 3,000,000. The conversion formula is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar transactions. The line of credit advances by Rubin, Cameron's convertible term note and the convertible term notes issued in settlement of claims are all secured by a lien on substantially all of the tangible and intangible assets of the Company. In the event of default, the secured parties shall participate in the proceeds of the collateral in proportion to their outstanding debt. Cameron has the right to name three of the five members of the board. Cameron assigned this right to Rubin, as its agent, and immediately after the closing, Dan Rubin was elected as Chief Executive Officer and President of the Company.

Note 3 - Common Stock Options and Warrants

Incentive Stock Option Plan

In July 1993, the Company adopted an Incentive Stock Option Plan. The total number of shares with respect to which incentive stock options (ISOs) may be granted is 100,000. In 1994, 90,000 options have been granted at an exercise price of $6.88 per share. In August, 1995, the Board of Directors approved an amendment to the Incentive Stock Option Plan amending the exercise price from $6.88 per share to $4.00 per share.

Nonqualified Stock Option Plan

In January 1994, the Company adopted the 1994 Nonqualified Stock Option Plan (the "Plan"). The Plan provides for the grant of nonqualified stock options to purchase up to 1,000,000 shares of the common stock. The exercise price of options granted under this plan shall not be less than 100% of the fair market value of the common stock on the date of the grant. In April 1994, the Company granted options to purchase 521,000 shares at a price equal to the market price on the date of grant. In December 1994, the exercise price was adjusted to the then market price of $4.00.

Other

In 1994, the Company granted options to purchase 467,000 shares to certain non-employees for services to be performed. Of this amount, 350,000 options were granted to certain celebrities pursuant to license agreements with such celebrities. The Company will recognize a charge to earnings over the period services are rendered by the non-employees based on the fair market value of the options at the date granted.

There were no transactions regarding stock options in the two year period ended December 31, 1996.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 3 - Common Stock Options and Warrants (continued)

Warrants

In September 1995, the Company issued 100,000 common stock purchase warrants in connection with its financing agreement with its partner in the Las Vegas Country Star Restaurant. During 1996, the Company issued an aggregate of 50,000 warrants to purchase common stock to non-employee members of the Board of Directors, 1,519,000 warrants to employees, and 508,500 warrants to celebrities and other vendors. An additional 1,439,049 warrants were issued in conjunction with various private placement transactions. The price range of these warrants is between $2.00 and $4.00, and as of the end of 1996, none of these had been exercised. Additionally, as of December 31, 1996, 1,245,000 warrants issued to the Company's underwriters in 1994 remain outstanding, and 1,080,000 issued in connection with the underwriters' over-allotment have expired.

Combined transactions in employee warrants for 1995 and 1996 are as follows:

                              1996                             1995
                --------------------------------  ------------------------------
                 Number of     Weighted Average     Number of   Weighted Average
                  Shares        Exercise Price        Shares     Exercise Price
                -----------   ------------------  ------------  ----------------
Warrants
  outstanding
  January 1           --              --              --                --
Granted          1,519,000          $ 3.39            --                --
Canceled              --               --             --                --
Exercised             --               --             --                --
                ----------         -------         -------            ------
Warrants
  outstanding
  December 31    1,519,000          $ 3.39            --                --
                ==========         =======         =======            ======

The following information applies to warrants outstanding at December 31, 1996:

                                 Warrants Outstanding                    Warrants Exercisable
                     ------------------------------------------   -----------------------------------
                                       Weighted
                                       average      Weighted
                                      remaining      average                               Weighted
                         Number      contractual    exercise           Number             average
                      outstanding    life (years)    price          exercisable        exercise price
                     -------------   ------------ -------------   ---------------      --------------
Range of exercise
prices
$2.00-$3.00              494,000         5            $2.21            494,000              $2.21
$3.01-$4.00            1,025,000         7            $3.97          1,025,000              $3.97
                       ---------                      -----          ---------              -----
                       1,519,000                      $3.40          1,519,000              $3.40
                       =========                      =====          =========              =====

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 3 - Common Stock Options and Warrants (continued)

Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the plan been determined based on the fair value of the warrants at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                           1996                     1995
                                  -----------------------   -------------------
Net loss
   As reported                    $     (16,780,381)         $   (7,379,776)
   Pro forma                            (22,227,381)             (7,379,776)

Primary earnings per share
   As reported                    $           (1.52)         $        (1.45)
   Pro forma                                  (1.76)                  (1.45)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. In addition, potential deferred tax benefits of approximately $1,852,000 in 1996 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996:

                 Expected life (years)                          5
                 Risk-free interest rate                    6.00%
                 Volatility                                  120%

The weighted fair value of warrants granted during the year ended December 31, 1996 for which the exercise price approximated the market price on the grant date was $3.59.

Note 4 - Country Star Las Vegas, LLC

On September 6, 1995, the Company entered into a definitive agreement for the financing of future Country Star Restaurants with NevStar Restaurants, LLC ("NevStar") a newly

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 4 - Country Star Las Vegas, LLC (continued)

formed Nevada limited  liability  corporation.  Such agreement (the "Development
Financing Agreement") provides that NevStar shall (i) invest $4.5 million of equity in Country Star Las Vegas, and (ii) have the right, under certain circumstances, to invest up to an additional $12.5 million in equity in future domestic Country Star Restaurants, including Country Star Atlanta. A limited liability corporation has been established to effect each of NevStar's and the Company's investment in Country Star Las Vegas (the "Country Star Las Vegas, LLC"). NevStar provided $4.5 million of equity financing for Country Star Las Vegas, LLC and the Company committed to provide the remaining funds necessary for Country Star Las Vegas, LLC, estimated at the time to be $3.0 million.

Upon commencement of operations of Country Star Las Vegas, prior to any cash distributions, the Company, which is responsible for managing the day-to-day operations of Country Star Las Vegas, subject to NevStar's approval for various matters, will receive a management fee in the amount of $333,333 per annum, payable in equal monthly installments. After the Equity Investors (of which the Company is a 40% participant) shall receive a rate of return of 6% per annum on their unrecouped investment, all available cash shall be distributed 25% to the Company and 75% to the Equity Investors until such time as the Equity Investors shall have received cash contributions equal to 100% of their investment. Thereafter, all available cash shall be distributed 65% to the Company and 35% to the Equity Investors. On April 1, 1996, a limited partnership invested $495,000 in Country Star Las Vegas, LLC. Concurrently, the Company was assigned 27.75% of NevStar's interest, or 16.05%, and thereby achieved ownership rights of 50.05%.

Note 5  - Income Taxes

A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                   1996                           1995
                         -------------------------     -----------------------
                           Amount             %          Amount             %
                           ------            ---         ------            ---
Computed income tax
benefit at statutory
rate                     $ 5,705,000          34      $ 2,509,000           34
Operating loss with no
current tax benefit       (5,705,000)        (34)      (2,509,000)         (34)
                         -----------        ----      -----------         ----
 Income tax benefit      $      --            --      $      --             --
                         ===========        ====      ===========         ====


                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 5 - Income Taxes (continued)

At December 31, 1996, the Company had a net operating loss carryforward for federal tax purposes of approximately $18,165,000 which, if unused to offset future taxable income, will expire between 2008 and 2011, and approximately $9,082,000 for state tax purposes which will expire if unused between 1998 and 2001.

A valuation allowance has been recognized for 1996 and 1995 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1996, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                     1996               1995
                                                 -----------        -----------
Net operating loss carryforwards                 $ 6,721,000        $ 2,849,000
Impairment of long-lived assets                    2,066,000               --
Other                                                  5,000               --
                                                 -----------        -----------
                                                   8,792,000          2,849,000

Depreciation                                         152,000             56,000
Valuation allowance                               (8,944,000)        (2,905,000)
                                                 -----------        -----------
Net deferred tax assets                          $      --          $      --
                                                 ===========        ===========

Note 6 - Related Party Transactions

On December 14, 1993, the Company entered into a two (2) year consulting agreement with a founding stockholder in exchange for certain consulting services relative to the operation of the Company's restaurant operations. The Company paid the consultant a fee of $60,000 per annum plus out of pocket expenses for his services until December 31, 1995 when the consulting agreement expired.

See also Note 2 for a description of capital and financing transactions between the Company and its new CEO as of February 12, 1997, Mr. Dan Rubin, and certain of his affiliates.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 7 - Commitments

The Company has lease agreements to operate its three restaurant facilities in Hollywood, California; Las Vegas, Nevada; and Atlanta, Georgia; and for its corporate offices and warehouse facilities in Santa Monica, California and North Hollywood, California, respectively.

The Hollywood restaurant's initial lease term expires on May 31, 1997, and under certain conditions is subject to three extensions of five years each. The lease requires annual minimum payments of $312,000, subject to annual adjustment. Additionally, the lease requires percentage rent to be paid, ranging from 6%-10% of annual sales volume, although such percentage rent payments will be forgone by the landlord until such time as the Company recoups its investment in the leasehold improvements from amounts that would otherwise be payable to the landlord as percentage rent.

The Company has also entered into lease agreements in Las Vegas and Atlanta. The Atlanta lease requires the Company to pay base rent of $750,000, operating expenses, and a percentage rent of 6% of gross sales after the Company recoups its investment in the leasehold improvements from amounts that would otherwise be payable to the landlord as percentage rent. The Las Vegas lease requires the Company to pay $1,200,000 base rent plus operating expenses, increasing to $1,400,000 base in the third year.

The Atlanta lease has a 20-year term, which will expire in 2015. The Las Vegas lease has a 10-year term, which will expire in 2005, with a 10-year option to renew.

The leases on warehouse and corporate facilities expire in March 1997 and June 2000, respectively.

The Company is subject to minimum annual lease payments as follows:

         Year Ending
         December 31,                                         Amount
         ------------                                         ------

           1997                                            $ 2,555,424
           1998                                              2,546,676
           1999                                              2,525,449
           2000                                              2,510,144
           2001                                              2,588,480
           Thereafter                                       32,792,145


                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 7 - Commitments (continued)

The Company has executed certain leases for signage and computer equipment which are accounted for as capital leases. At the termination of each lease, the Company has the option to purchase the equipment at a bargain purchase amount. There are three separate leases, expiring in various years through 1999.

The Company is subject to minimum annual capital lease payments as follows:

Year Ending
December 31,                                                      Amount
------------                                                      ------

1997                                                            $ 275,548
1998                                                              254,573
1999                                                              108,174
                                                                ---------
Total minimum lease payments                                      638,295
Less amount representing interest                                 (98,058)
                                                                ---------
Present value of net minimum lease payments                     $ 540,237
                                                                =========
Current portion                                                 $ 224,652
Long-term portion                                                 315,585
                                                                ---------
                                                                $ 540,237
                                                                =========

Note 8 - Litigation

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

Note 9 - Going Concern

New management took over the Company on February 12, 1997 and determined that a major overhaul of corporate strategy was required to deal with the Company's financial problems. Measures taken by new management include (i) the temporary closing and planned reopening of Country Star Atlanta in May, 1997, (ii) the expansion of the "country" theme, (iii) planned expansion through joint ventures and licensing rather than expensive construction, and (iv) settlement with the trade creditors at 40% of the amounts owed.

                                                                     (continued)

                  COUNTRY STAR RESTAURANTS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 9 - Going Concern (continued)

Management has also made operational changes to improve revenues, control operating costs, and limit corporate overhead. The impact of these measures and changes will not be realized until the second quarter of calendar 1997 and in subsequent periods. The Company will need to raise additional capital before it can obtain profitability from operations. Management believes it can raise this capital through private placements of equity and the granting by lenders of discretionary advances under outstanding lines of credit.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed this 15 day of April, 1997.

                                       COUNTRY STAR RESTAURANTS, INC.

                                       By: /s/ Dan J. Rubin
                                          --------------------------------
                                          Dan J. Rubin, President
                                          and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                           Date
---------                   -----                           ----

                            President, Chief
                            Executive Officer
/s/ Dan J. Rubin            and Director                    April 15, 1997
---------------------
Dan J. Rubin

/s/ William Wei               Director                      April 15, 1997
---------------------
William Wei

/s/ Robert A. Nardone         Director                      April 15, 1997
---------------------
Robert A. Nardone

/s/ Darren Rice               Director                      April 15, 1997
---------------------
Darren Rice