Form 10KSB/A
period 1996-12-31
COUNTRY STAR RESTAURANTS INC
filed 1997-04-30
CIK 911220

SECURITIES AND EXCHANGE COMMISSION

                             REPORT ON FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X           No
                                                 ---              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                         ---

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

                                      NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below is biographical information for each director of the Company.

     Dan Rubin, age 25, became Chief Executive Officer, President and a director of the Company on February 12, 1997. He has been a private investor during the past five years. He is the President and Chief Executive Officer of Rubin Investment Group, a private investment company.

     Robert A. Nardone, Jr., age 30, became a Director of the Company on February 12, 1997. He has been a senior loan officer of Summit Bank since November, 1992.

     Darren C. Rice, age 27, became a Director of the Company on February 12, 1997. He has been President of Cornerstone Financial, Inc., a mortgage banking company since October, 1995. From November, 1992 to October, 1995 he was a mortgage sales representative for Norwest Mortgage, Inc.

     William W. Wei, age 28, became a Director of the Company on February 12, 1997. From January 1997 to the present, he has been President and owner of Nassau Management Group, Inc., which is engaged in real estate management. Prior thereto, he was a detective in law enforcement with the Monmouth County Prosecutor's Office and the Rutgers University Police.

Directors and Executive Officers

     The names and ages of the directors and executive officers of the Company continuing in office, and of executive officers who held office during 1996 are set forth below.

         Name                  Age                     Position Held
         ----                  ---                     -------------
Dan J. Rubin                   25             President, Chief Executive
                                                Officer and Director
Robert A. Nardone, Jr.         30             Director
Darren C. Rice                 27             Director
William W. Wei                 28             Director
Robert L. Davidson             45             Secretary

Robert J. Schuster(1)          52             Formerly Chairman of the Board
                                                 of Directors, Chief Executive
                                                 Officer and Secretary

Peter R. Feinstein(1)          51             Formerly President, Chief
                                                 Financial Officer, Treasurer

     ROBERT J. SCHUSTER was Chairman of the Board, Chief Executive Officer and Secretary of the Company from its inception to February, 1997.

     PETER R. FEINSTEIN, was the President, Treasurer and a Director of the Company from June 1993 and Chief Financial Officer from August 1995 until February 1997. Mr. Feinstein was also Chief Financial Officer of the Company from June 1993 through March 1994.

     Section 16(a) Beneficial Ownership Reporting Compliance: Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC and with The NASDAQ Stock Market. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by it, or written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended December 31, 1996, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to the Chief Executive Officer and executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1994, 1995 and 1996.

--------------
1    Resigned as a Director of the Company during February, 1997.

                                                              SUMMARY COMPENSATION TABLE
                                                                                           Long-Term Compensation
                                                                                          -------------------------
                                        Annual Compensation                        Awards                      Payouts
                                       ---------------------                    -----------                  ----------
                                                                                              Securities
    Name and                                                      Other Annual  Restricted   Underlying               All Other
Principal Position                 Year     Salary($)    Bonus       Compen-      Stock       Options/       LTIP       Compen-
------------------                                                  sation($)     Awards($)    SARs(#)     Payouts($)  sation($)
                                                                    ---------     ---------    -------     ----------  ----------
Dan Rubin                          1996        --          --          --          --            --            --          --
  President and                    1995        --          --          --          --            --            --          --
  Director                         1994        --          --          --          --            --            --          --
Robert J. Schuster                 1996    $250,000    $ 40,000        $  0        $  0      500,000(5)      $  0        $  0
  Former Chief Executive           1995    $250,000    $      0        $  0        $  0            0         $  0        $  0
  Officer, Secretary and           1994    $183,333(1) $100,000        $  0        $  0      118,000(2)      $  0        $  0
  Director
Peter R. Feinstein                 1996    $240,000    $ 40,000        $  0        $  0      500,000         $  0        $  0
  Former President,                1995    $240,000    $      0        $  0        $  0            0         $  0        $  0
  Director and Chief               1994    $177,333(3) $100,000        $  0        $  0      208,000(4)      $  0        $  0
  Financial Officer
Alan Fronke                        1996    $120,312        --          --          --            --            --      $100,000(6)
  Former Senior Vice               1995        --          --          --          --            --            --          --
  President, Operations            1994        --          --          --          --            --            --          --

----------------
1 In August of 1994, the Company's Board of Directors increased Mr. Schuster's salary from $150,000 per annum to $250,000 per annum.

2 All of these options, which were initially issued at $6.50 per share in 1994, were repriced in December of 1994.

3 In August of 1994, the Company's Board of Directors increased Mr. Feinstein's salary from 140,000 per annum to $240,000 per annum.

4 Of these options, 118,000 which were initially issued at $6.50 per share in 1994, were repriced in December of 1994. The remaining 90,000 options were repriced in August of 1995.

5 The Board of Directors approved the award of 500,000 warrants to purchase common stock at the rate of $4.00 per share with a vesting schedule based on company profitability.

6 Alan Fronke was granted 100,000 warrants to purchase common stock as part of his initial employment agreement.

1996 Option Grants

     The following table shows information regarding grants of stock options in 1996 to the executive officers named in the Summary Compensation Table.


                                                           Individual Grants
-----------------------------------------------------------------------------------------------------------------
         (a)                   (b)                    (c)                       (d)                (e)

                                Number of         % of Total
                                Securities        Options
                                Underlying        Granted to                  Exercise
                                Options           Employees                   or Base
Executive Officer               Granted           in Fiscal Year              Price ($/SH)          Exp. Date
-----------------               ----------        --------------              ------------          ---------


Dan Rubin                      ---                       ---                       ---                   ---

Robert J. Schuster             100,000                  6.58%                    $ 2.00                  ---
                               500,000                 32.92%                    $ 4.00                  ---

Peter Feinstein                100,000                  6.58%                    $ 2.00              3/31/01
                               500,000                 32.92%                    $ 4.00              3/31/01

Alan Fronke                    100,000                  6.58%                    $ 2.00                  ---

1996 Option Exercises and Year-End Values

     The following table shows information regarding the exercise of stock options during 1996 by the executive officers named in the Summary Compensation Table and the number and value of any unexercised stock options as of December 31, 1996.

                 (a)                   (b)                (c)                 (d)               (e)

                                                                           Number of
                                                                           Securities         Value of
                                                                           Underlying         Unexercised
                                                                           Unexercised        In-The-Money
                                     Shares                                Options at         Options at
                                     Acquired                              FY-End (#)         FY-End ($)
                                     on                 Value              Exercisable/       Exercisable/
         Executive Officer           Exercise (#)       Realized ($)       Unexercisable      Unexercisable
         -----------------           ------------       ------------       -------------      -------------
Dan Rubin                              ---                ---                     ---              ---

Robert J. Schuster                     ---                ---              100,000/500,000         ---

Peter R. Feinstein                     ---                ---              100,000/500,000         ---

Alan Fronke                            ---                ---              208,000/0               ---

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the beneficial ownership of Common Stock by any holder of more than five percent (5%) of the outstanding shares, each nominee, by each of the incumbent executive officers and directors, and such directors and executive officers as a group.

                                                  Common Stock
                                                  ------------

                                     Amount and Nature of
                                     Beneficial Ownership(1)
                                                                     Percent
         Name and Address of         Directly     Exercisable          of
         Beneficial Owner             Owned         Options           Total
         ----------------             -----         -------           -----

Dan J. Rubin                            ---         929,510            5.7%
c/o Country Star Restaurants, Inc.
11150 Santa Monica Boulevard
Suite 650
Los Angeles, California 90025

Robert A. Nardone, Jr.                  ---           ---              ---
c/o Country Star Restaurants, Inc.
11150 Santa Monica Boulevard
Suite 650
Los Angeles, California 90025

Darren C. Rice                          ---           ---              ---
c/o Country Star Restaurants, Inc.
11150 Santa Monica Boulevard
Suite 650
Los Angeles, California 90025

--------------
1 The shares of Common Stock owned by each person or by the group, and the shares included in the total number of shares of Common Stock outstanding, have been adjusted in accordance with Rule 13d-3 under the Securities Act of 1934, as amended, to reflect the ownership of shares issuable upon exercise of outstanding options, warrants, convertible debt or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

William W. Wei                             ---          ---             ---
c/o Country Star Restaurants, Inc.
11150 Santa Monica Boulevard
Suite 650
Los Angeles, California 90025

Robert J. Schuster(1)                    558,345      718,000           7.7%
1060 Hanley Avenue
Los Angeles, California  90049

Peter R. Feinstein(1)                    180,500      808,000           6.1%
18341 Lake Encino Drive
Encino, California  91316

All incumbent officers, directors          ---        929,510           5.7%
  and director nominees as a
  group

--------------
(1) Information concerning the security ownership of Mr. Schuster and Mr. Feinstein, former directors of the Company, is based on the Company's belief as to these matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Management's Discussion and Analysis of Operations - Capital Resources, February 12, 1997 Financing and Change in Control, and Private Placements During 1996."

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed this 29 day of April, 1997.


                                             COUNTRY STAR RESTAURANTS, INC.



                                             By:   /s/ Dan J. Rubin
                                                ----------------------------
                                                Dan J. Rubin, President
                                                and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                       Title                     Date
---------                       -----                     ----

                                President, Chief
                                Executive Officer
/s/ Dan J. Rubin                and Director                 April 29   , 1997
---------------------           -----------------         --------------
Dan J. Rubin



/s/ William Wei                   Director                   April 29   , 1997
---------------------           ---------------           --------------
William Wei



/s/ Robert A. Nardone             Director                   April 29   , 1997
---------------------           ---------------           --------------
Robert A. Nardone



/s/ Darren Rice                   Director                  April 29   , 1997
---------------------           ---------------          --------------
Darren Rice