Form 10QSB
period 1997-03-31
COUNTRY STAR RESTAURANTS INC
filed 1997-05-20
CIK 911220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______________ to ________________

Commission File Number   0 - 23136

                         COUNTRY STAR RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                         62-1536550
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

               11150 SANTA MONICA BOULEVARD, LOS ANGELES, CA 90025
            (Address of Principal Executive Offices)      (Zip Code)

                                 (310) 268-2200
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes [X]     No [ ]

The number of shares of common stock outstanding as of May 14, 1997:  17,412,441

                         COUNTRY STAR RESTAURANTS, INC.

                                      Index

                                                                            Page
                                                                            ----
PART I -  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
              March 31, 1997 (unaudited)..............................        3

          Condensed Consolidated Statements of Operations
              for the Quarter Ended March 31, 1997
              and March 31, 1996  (unaudited).........................        5

          Condensed Consolidated Statements of Cash Flows
              for the Quarter Ended March 31, 1997
              and March 31, 1996  (unaudited).........................        6

          Notes to Condensed Consolidated Financial Statements
              (unaudited).............................................        7

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................       10

PART II - Other Information

 Item 6. Exhibits and Reports on Form 8-K.............................       12

SIGNATURES     .......................................................       13

                         COUNTRY STAR RESTAURANTS, INC.

                      Condensed Consolidated Balance Sheet

                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                       $   425,361
    Inventories                                                         448,394
    Preopening costs                                                     75,000
    Prepaid rent                                                        405,000
    Other current assets                                                291,581
                                                                    -----------
       Total current assets                                           1,645,336
                                                                    -----------

PROPERTY AND EQUIPMENT AT COST, net of
     accumulated depreciation of $435,143
    Leasehold improvements                                           14,283,650
    Furniture and equipment                                           1,985,323
    Memorabilia                                                         490,139
    Capital lease                                                       784,121
                                                                    -----------
       Total property and equipment                                  17,543,233
                                                                    -----------
OTHER ASSETS                                                            282,118
                                                                    ===========

       Total assets                                                 $19,470,687
                                                                    ===========

                                                                     (continued)

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                                 March 31, 1997
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                              $  3,414,593
    Accrued expenses                                                   646,867
    Capital lease obligations - current portion                        251,446
                                                                  ------------
       Total current liabilities                                     4,312,906

DEFERRED RENTALS                                                       506,759

CONVERTIBLE DEBT                                                     6,450,000

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                      253,265
                                                                  ------------
       Total liabilities                                            11,522,930
                                                                  ------------

COMMITMENTS AND CONTINGENCIES                                             --

MINORITY INTERESTS                                                   1,711,396
                                                                  ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $ 0.001 par value, 2,000,000 shares
       authorized 6% Cumulative Convertible Series A -
       235,181 shares issued and outstanding                               235
    Common stock, $0.001 par value, 25,000,000 shares
       authorized, 15,363,644 shares issued and outstanding             15,364
    Additional paid-in-capital                                      36,180,881
    Unamortized stock option cost                                     (136,579)
    Accumulated deficit                                            (29,823,540)
                                                                  ------------
       Total stockholders' equity                                    6,236,361
                                                                  ------------
       Total liabilities and stockholders' equity                 $ 19,470,687
                                                                  ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Quarter Ended March 31,
                                              --------------------------------
                                                  1997                1996
                                              ------------        ------------
Revenues                                      $  2,264,475        $  1,004,191
                                              ------------        ------------
Costs and expenses
      Cost of revenues                             920,436             328,446
      Operating                                  2,092,392             771,762
      General and administrative                 1,401,356             988,089
      Depreciation and amortization                385,522             116,676
                                              ------------        ------------
                                                 4,799,706           2,204,973
                                              ------------        ------------
      Loss from operations                      (2,535,231)         (1,200,782)

Non-operating (expense) income
      Interest                                     (67,757)            (17,165)
      Minority interests                           413,050
                                              ------------        ------------
      Net Loss                                $ (2,189,938)       $ (1,217,947)
                                              ============        ============
      NET LOSS PER SHARE                      $      (0.15)       $      (0.17)
                                              ============        ============
      WEIGHTED AVERAGE NUMBER OF
           SHARES OUTSTANDING                   14,707,598           7,377,064
                                              ============        ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                For the Quarter Ended March 31,
                                                -------------------------------
                                                    1997               1996
                                                -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES           $  (996,175)       $  (551,601)
                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property and equipment                                (505,763)
                                                -----------        -----------
       Net cash used by investing activities                          (505,763)
                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common and
     preferred stock                                  7,857            597,257
  Proceeds from convertible debt                    500,000
  Capital lease payments                            (35,526)           (20,139)
                                                -----------        -----------
       Net cash provided by financing
        activities                                  472,331            577,118
                                                -----------        -----------
NET (DECREASE) IN CASH                             (523,844)          (480,246)
                                                -----------        -----------
Cash and cash equivalents, beginning
  of period                                         949,205          9,760,675
                                                -----------        -----------
Cash and cash equivalents, end of period        $   425,361        $ 9,280,429
                                                ===========        ===========

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE A  -         BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of Country Star Restaurants, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

                  The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 1996. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

NOTE B -          CAPITAL TRANSACTIONS AND CHANGE IN MANAGEMENT

                  On February 12, 1997, the Company entered into a secured loan agreement with Dan Rubin ("Rubin") and Cameron Capital Ltd., an institutional investor ("Cameron").

                  The secured loan agreement provided that Cameron had the fully assignable right to name three (3) members of the Board of Directors of the Company and that the Board of Directors shall not consist of more than five (5) members. Cameron assigned this right to Rubin as its agent. Immediately after the closing of the secured financing, Rubin's nominees, Darren Rice, William Wei and Robert Nardone were elected to the Board of Directors of the Company. The Board then elected Rubin to fill the last seat on the Board of Directors.

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

                  Rubin now owns warrants to acquire and convertible debt which if converted would allow him to acquire an aggregate of 929,510 shares of the Company's common stock. Upon exercise of such warrants and conversion of the convertible debt, Rubin would own 5.7% of the common stock of the Company then outstanding. None of the other newly elected directors own any shares or warrants or other rights to acquire any shares of the Company's common stock.

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE B -          CAPITAL TRANSACTIONS AND CHANGE IN MANAGEMENT(continued)

                  Under the secured financing agreement, Rubin has made a $3,500,000 line of credit loan available to the Company, of which an initial advance of $500,000 was committed at closing. Rubin, in his sole discretion, may make additional advances to the Company under this line of credit, but is not required to make any such additional advances. All advances under the line of credit loan bear interest at the rate of prime plus four percent (4%), semi-annually commencing December 31, 1997. The principal balance of all line of credit advances are due and payable on October 9, 1999. In consideration for the initial line of credit advance of $500,000, the Company issued a warrant to acquire 166,667 shares of its common stock at an exercise price of $.625 per share, which was the market value of the Company's common stock on February 12, 1997.

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

                  In connection with the commitment to make the line of credit loan, Rubin and other investors in the Company have agreed to settle certain claims against the Company for the amount of $1,950,000, plus $50,000 in fees and expenses. The Company has issued its convertible term notes in the aggregate amount of $1,950,000 and agreed to pay $50,000 to Rubin and these investors, in settlement of their claims. These convertible

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE B -          CAPITAL TRANSACTIONS AND CHANGE IN MANAGEMENT(continued)

                  term notes contain the same terms and conditions as the convertible term note issued to Cameron, except that the holders of these convertible term notes may exercise their conversion feature at any time following the closing.

                  The agreements described above relating to the exchange of Convertible Preferred Stock and the issuance of convertible term notes have been accounted for effective December 31, 1996 because substantially all of the conditions precedent to the occurrence of these transactions had taken place as of that date.

                  The line of credit advances by Rubin, Cameron's convertible term note and the convertible term notes issued in settlement of claims are all secured by a lien on substantially all of the tangible and intangible assets of the Company. In the event of default, the secured parties shall participate in the proceeds of the collateral in proportion to their outstanding debt.

                  In connection with the secured financing transaction, Robert Schuster ("Schuster"), Chairman of the Board and Chief Executive Officer of the Company, resigned as Chief Executive Officer and agreed to release the Company from all obligations under his Employment Agreement, including severance obligations. Schuster continued to serve as a Director until February 13, 1997. Immediately upon notice from the Company, Schuster has agreed that he will become a consultant to the Company for a nine (9) month period with compensation at the rate of $250,000 per annum, plus the continuation of fringe benefits consisting of his automobile allowance and payment of health insurance.

                  In connection with the secured financing transaction, Mr. Peter Feinstein resigned as Director, President and Chief Financial Officer of the Company and released the Company from all obligations under his Employment Agreement, including severance obligations. Mr. Feinstein has agreed to become a consultant to the Company for a nine (9) month period with compensation at the rate of $240,000 per annum plus the continuation of fringe benefits consisting of his automobile allowance and payment of health insurance.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Revenues.

Total revenues increased to $2.264 million for the three months ended March 31, 1997, compared with $1.004 million for the three months ended March 31, 1996, an increase of $1.260 million or 125%, primarily due to the opening of Country Star Las Vegas and Country Star Atlanta. Same store revenues (Hollywood) were substantially unchanged.

Costs and expenses.

Cost of revenues increased from $328 thousand for the three months ended March 31, 1996 to $920 thousand for the three months ended March 31, 1997. Cost of revenues as a percentage of revenues increased from 33% to 41% primarily due to the negative impact of the unsatisfactory operations of the Atlanta facility. Country Star Atlanta was closed on February 22, 1997, and current plans call for its reopening in the summer of 1997.

Operating expenses increased from $772 thousand for the three months ended March 31, 1996 to $2.092 million for the three months ended March 31, 1997. As a percentage of revenues, operating expenses increased from 77% to 92% due primarily to operating difficulties with Atlanta.

General and administrative expenses increased from $988 thousand to $1.401 million. As a percentage of revenues, general and administrative expenses decreased from 98% of revenues to 62% of revenues.

Depreciation and amortization increased from $117 thousand for the three months ended March 31, 1996 to $386 thousand for the three months ended March 31, 1997, reflecting the increase in the number of restaurants from one to three. As a percentage of total revenues, depreciation and amortization increased from 12% to 17%.

Interest expense increased from $17 thousand to $68 thousand, reflecting the convertible debt financing arrangements entered into on February 12, 1997.

                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Minority interest for the three months ended March 31, 1997 reflects the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. Previously, the Company's investment in Las Vegas was accounted for under the cost method.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in investing activities in the three months ended March 31, 1996 and 1997 was $506 thousand and $0, respectively, reflecting the Company's development of the Las Vegas and Atlanta facilities in 1996.

Net cash provided by financing activities for the three months ended March 31, 1996 and March 31, 1997 of $577 thousand and $472 thousand respectively is due primarily to the net proceeds from the issuance of common stock in 1996 and convertible debt in 1997.

Net cash used in operating activities for the three months ended March 31, 1996 and March 31, 1997 increased from $552 thousand to $996 thousand due primarily to the greater loss in 1997.

New management took over the Company on February 12, 1997 and determined that a major overhaul of corporate strategy was required to deal with the Company's financial problems. Measures taken by new management include (i) the temporary closing and planned reopening of Country Star Atlanta in the summer of 1997,
(ii) the expansion of the "country" theme, (iii) planned expansion through joint ventures and licensing rather than expensive construction, and (iv) settlement with the trade creditors at 40% of the amounts owed.

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

                                     Part II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 21, 1997, 3030 Peachtree, LLC ("Landlord"), the Landlord of the Company's Atlanta restaurant, commenced an action in the Magistrate Court of Fulton County, Georgia, regarding possession of the Atlanta restauraunt. Additional information concerning this litigation is set forth in the Company's Report on Form 8-K dated April 21, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

     On January 16, 1997, the Company filed a Current Report on Form 8-K in connection with the engagement of Deloitte & Touche LLP as Registrant's independent auditor.

     On February 12, 1997 the Company filed a current report on Form 8-K in connection with the February 12, 1997 Financing and Change in Control.

     On March 29, 1997, the Company filed a current report on Form 8-K in connection with the termination of Deloitte & Touche LLP as the Company's independent auditors and the retention of Cacciamatta Accountancy Corporation as the Company's independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                            COUNTRY STAR RESTAURANTS, INC.

                                            By: /s/  Dan J. Rubin
                                               -------------------------
                                                Dan J. Rubin
                                                Chief Executive Officer

Dated:  May 19, 1997