Form 10QSB
period 1997-06-30
COUNTRY STAR RESTAURANTS INC
filed 1997-08-20
CIK 911220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended     JUNE 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from_______________________to________________________

Commission File Number   0 - 23136

                         COUNTRY STAR RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              62-1536550
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


              4929 WILSHIRE BLVD., SUITE 428, LOS ANGELES, CA 90010
          (Address of Principal Executive Offices)          (Zip Code)

                                 (213) 634-5588
              (Registrant's telephone number, including area code)

              11150 SANTA MONICA BLVD., SUITE 650, LOS ANGELES, CA 90025
            (Former name, former address, and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes    X            No
                                                          ---               ---

The number of shares of common stock outstanding
   as of August 16, 1997:                                     25,438,690

                         COUNTRY STAR RESTAURANTS, INC.

                                      Index

                                                                            Page
                                                                            ----

PART I      -    Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet at
                      June 30, 1997 (unaudited).............................   3

                 Condensed Consolidated Statements of Operations
                      for the Quarter Ended June 30, 1997
                      and June 30, 1996  (unaudited)........................   5

                 Condensed Consolidated Statements of Cash Flows
                      for the Quarter Ended June 30, 1997
                      and June 30, 1996  (unaudited)........................   7

                 Notes to Condensed Consolidated Financial Statements
                      (unaudited)...........................................   9


         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..................  12

PART II      -   Other Information

         Item 1. Legal Proceedings..........................................  16

         Item 2. Changes in securities......................................  16

         Item 4. Submission of matter to a vote of security holders ........  16

         Item 6. Exhibits and Reports on Form 8-K...........................  18


SIGNATURES            ......................................................  19

                         COUNTRY STAR RESTAURANTS, INC.

                      Condensed Consolidated Balance Sheet

                                   (Unaudited)

                                                                   June 30, 1997
                                                                   -------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $   166,699
      Inventories                                                       324,608
      Prepaid rent                                                      275,175
      Other current assets                                              338,382
                                                                    -----------
           Total current assets                                       1,104,864
                                                                    -----------
PROPERTY AND EQUIPMENT AT COST, net of
       accumulated depreciation of $742,192
      Leasehold improvements                                         14,077,301
      Furniture and equipment                                         1,915,722
      Memorabilia                                                       483,565
      Capital lease                                                     770,188
                                                                    -----------
           Total property and equipment                              17,246,776
                                                                    -----------
OTHER ASSETS                                                            250,912
                                                                    -----------
           Total assets                                             $18,602,552
                                                                    ===========

                                                                    (continued)

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

                                                                   June 30, 1997
                                                                   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                             $  1,456,614
      Accrued expenses                                                  457,437
                                                                   ------------
           Total current liabilities                                  1,914,051

DEFERRED RENTALS                                                        789,959

CONVERTIBLE DEBT                                                      6,450,000
                                                                   ------------
           Total liabilities                                          9,154,010
                                                                   ------------
MINORITY INTERESTS                                                    1,389,116
                                                                   ------------
STOCKHOLDERS' EQUITY
      Preferred stock, $0.001 par
           value, 2,000,000 shares
           authorized - 6% Cumulative
           Convertible Series A - 0 shares
           issued and outstanding                                          --
      Common stock, $0.001 par value,
           250,000,000 shares authorized,
           23,619,144 shares issued and outstanding                      23,619
      Additional paid-in-capital                                     38,156,860
      Unamortized stock option cost                                    (118,428)
      Accumulated deficit                                           (30,002,625)
                                                                   ------------
           Total stockholders' equity                                 8,059,426
                                                                   ------------
           Total liabilities and stockholders' equity              $ 18,602,552
                                                                   ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Quarter Ended June 30,
                                                 -------------------------------
                                                     1997              1996
                                                 ------------      ------------
Revenues                                         $  1,731,401      $  1,077,112
                                                 ------------      ------------
Costs and expenses
        Cost of revenues                              585,709           293,493
        Operating                                   1,647,325         1,001,590
        General and administrative                    813,090           890,737
        Depreciation and amortization                 386,011           117,127
                                                 ------------      ------------
                                                    3,432,135         2,302,947
                                                 ------------      ------------
        Loss from operations                       (1,700,734)       (1,225,835)
Interest (expense) income                            (126,616)          119,436

Minority interests                                    322,280              --
                                                 ------------      ------------
        Loss before extraordinary item             (1,505,070)       (1,106,399)
                                                 ------------      ------------
        Extraordinary gain - settlement
        of accounts payable, net of
        income tax of $0                            1,325,986              --
                                                 ------------      ------------
        Net Loss                                 $   (179,084)     $ (1,106,399)
                                                 ============      ============
        INCOME (LOSS) PER SHARE
             Before extraordinary gain                  (0.09)            (0.10)
             Extraordinary gain                          0.08              --
                                                 ------------      ------------
             Net loss                            $      (0.01)     $      (0.10)
                                                 ============      ============
        WEIGHTED AVERAGE NUMBER OF
             SHARES OUTSTANDING                    17,524,080        11,481,108
                                                 ============      ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Six Months
                                                        Ended June 30,
                                               ---------------------------------
                                                     1997              1996
                                                 ------------      ------------
Revenues                                         $  3,995,876      $  2,081,302
                                                 ------------      ------------
Costs and expenses
        Cost of revenues                            1,506,143           621,940
        Operating                                   3,739,717         1,773,152
        General and administrative                  2,241,939         1,909,277
        Depreciation and amortization                 771,533           233,803
                                                 ------------      ------------
                                                    8,259,332         4,538,172
                                                 ------------      ------------
        Loss from operations                       (4,263,456)       (2,456,870)

Interest (expense) income                            (194,374)          132,516

Minority interests                                    735,330              --
                                                 ------------      ------------
        Loss before extraordinary item             (3,722,500)       (2,324,354)
                                                 ------------      ------------
        Extraordinary gain - settlement
        of accounts payable, net of
        income tax of $0                            1,353,478              --
                                                 ------------      ------------
        Net Loss                                 $ (2,369,022)     $ (2,324,354)
                                                 ============      ============
        INCOME (LOSS) PER SHARE
             Before extraordinary gain                  (0.23)            (0.25)
             Extraordinary gain                          0.08              --
                                                 ------------      ------------
             Net loss                            $      (0.15)     $      (0.25)
                                                 ============      ============
        WEIGHTED AVERAGE NUMBER OF
             SHARES OUTSTANDING                    16,122,392         9,401,786
                                                 ============      ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the Quarter
                                                            Ended June 30,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------    -----------

NET CASH USED IN OPERATING ACTIVITIES                $(1,727,505)   $(1,517,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                 (10,445)    (4,124,815)
                                                     -----------    -----------
         Net cash used by investing activities           (10,445)    (4,124,815)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common
         and preferred stock                           1,983,999      2,431,500
    Capital lease payments                              (504,711)       (20,649)
                                                     -----------    -----------
         Net cash provided by financing activities     1,479,288      2,410,851
                                                     -----------    -----------

NET (DECREASE) IN CASH                                  (258,662)    (3,231,842)

Cash and cash equivalents, beginning of period           425,361      9,280,429
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   166,699    $ 6,048,587
                                                     ===========    ===========
Supplemental schedule of non-cash
  financing activity:
     Purchase of leased equipment through
     issuance of 600,000 shares of common stock      $   447,462           --
                                                     ===========    ===========

                              See accompanying notes to financial statements

                                      COUNTRY STAR RESTAURANTS, INC.

                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    ------------

NET CASH USED IN OPERATING ACTIVITIES                $(2,723,680)   $(2,069,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                 (10,445)    (4,630,578)
                                                     -----------    -----------
        Net cash used by investing activities            (10,445)    (4,630,578)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common
        and preferred  stock                           1,991,856      3,028,757
     Proceeds from convertible debt                      500,000           --
     Capital lease payments                             (540,237)       (40,788)
                                                     -----------    -----------
        Net cash provided by financing activities      1,951,619      2,987,969
                                                     -----------    -----------

NET (DECREASE) IN CASH                                  (782,506)    (3,712,088)

Cash and cash equivalents, beginning of period           949,205      9,760,675
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   166,699    $ 6,048,587
                                                     ===========    ===========
Supplemental schedule of non-cash
  financing activity:
    Purchase of leased equipment through
        issuance of 600,000 shares of common stock   $   447,462           --
                                                     ===========    ===========

                 See accompanying notes to financial statements

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

         Rubin now owns warrants to acquire and convertible debt which if converted would allow him to acquire an aggregate of 929,510 shares of the Company's common stock. Upon exercise of such warrants and conversion of the convertible debt, Rubin would own 3.7% of the common stock of the Company now outstanding. None of the other newly elected directors own any shares or warrants or other rights to acquire any shares of the Company's common stock.

                                                                     (continued)

         Under the secured financing agreement, Rubin has made a $3,500,000 line of credit loan available to the Company, of which an initial advance of $500,000 was committed at closing. Rubin, in his sole discretion, may make additional advances to the Company under this line of credit, but is not required to make any such additional advances. All advances under the line of credit loan bear interest at the rate of prime plus four percent (4%), semi-annually commencing December 31, 1997. The principal balances of all line of credit advances are due and payable on October 9, 1999. In consideration for the initial line of credit advance of $500,000, the Company issued a warrant to acquire 166,667 shares of its common stock at an exercise price of $.625 per share, which was the market value of the Company's common stock on February 12, 1997.

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

         In connection with the commitment to make the line of credit loan, Rubin and other investors in the Company have agreed to settle certain claims against the Company for the amount of $1,950,000, plus $50,000 in fees and expenses. The Company has issued its convertible term notes in the aggregate amount of $1,950,000 and agreed to pay $50,000 to Rubin and these investors, in settlement of their claims. These convertible

                                                                     (continued)
         term notes contain the same terms and conditions as the convertible term note issued to Cameron, except that the holders of these convertible term notes may exercise their conversion feature at any time following the closing.

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

         In connection with the secured financing transaction, Robert Schuster ("Schuster"), Chairman of the Board and Chief Executive Officer of the Company, resigned as Chief Executive Officer and agreed to release the Company from all obligations under his Employment Agreement, including severance obligations. Schuster continued to serve as a Director until February 13, 1997

         In connection with the secured financing transaction, Mr. Peter Feinstein resigned as Director, President and Chief Financial Officer of the Company and released the Company from all obligations under his Employment Agreement, including severance obligations

NOTE C - EXTRAORDINARY ITEM

         During the three months ended June 30, 1997, the Company continued the process of settling with its creditors that began in March of 1997. The Company has settled with over 300 creditors as of June 30,1997 resulting in a gain of $1,325,986 and $1,353,478 for the three and six months ended June 30, 1997, respectively

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to three months ended June 30, 1996

Revenues.

Total revenues increased to $1.731 million for the three months ended June 30, 1997, compared with $1.077 million for the three months ended June 30, 1996, an increase of $654 thousand or 61%, primarily due to the opening of Country Star Las Vegas. Same store revenues (Hollywood) were substantially unchanged, and Country Star Atlanta was closed during the three months ended June 30, 1997.

Costs and expenses.

Cost of revenues increased from $293 thousand for the three months ended June 30, 1996 to $586 thousand for the three months ended June 30, 1997. Cost of revenues as a percentage of revenues increased from 27% to 34% primarily due to the negative impact of the low revenues of the Las Vegas facility. Country Star Atlanta was closed on February 22, 1997, and current plans call for its reopening in the fall of 1997.

Operating expenses increased from $1.002 million for the three months ended June 30, 1996 to $1.647 million for the three months ended June 30, 1997, reflecting the increase in the number of restaurants from one to three. As a percentage of revenues, operating expenses were 93% and 95% for the three months ended June 30, 1996 and 1997 respectively.

General and administrative expenses decreased from $891 thousand for the three months ended June 30, 1996 to $813 thousand for the three months ended June 30,1997. As a percentage of revenues, general and administrative expenses decreased from 83% of revenues to 47% of revenues respectively.

Depreciation and amortization increased from $117 thousand for the three months ended June 30, 1996 to $386 thousand for the three months ended June 30, 1997, reflecting the increase in the number of restaurants from one to three. As a percentage of total revenues, depreciation and amortization increased from 11% to 22%.

Interest expense increased from $66 thousand to $128 thousand, for the three months ended June 30, 1996 and 1997, respectively, reflecting the convertible debt financing arrangements entered into on February 12, 1997.

                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Minority interest for the three months ended June 30, 1997 reflects the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. Previously, the Company's investment in Las Vegas was accounted for under the cost method.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended June 30, 1996 and June 30, 1997 increased from $1.518 million to $1.728 million due primarily to the decrease in Accounts Payable in 1997. The company has settled with over 300 creditors during the three months ended June 30, 1997.

Net cash used in investing activities in the three months ended June 30, 1996 and 1997 was $4.125 million and $10 thousand, respectively, reflecting the Company's development of the Las Vegas and Atlanta facilities in 1996.

Net cash provided by financing activities for the three months ended June 30, 1996 and June 30, 1997 was $2.411 million and $1.479 million, respectively, due primarily to the net proceeds from the issuance of common stock in 1996 and 1997.

RESULTS OF OPERATIONS

Six months ended June 30, 1997 compared to six months ended June 30, 1996

Revenues.

Total revenues increased to $3.996 million for the six months ended June 30, 1997, compared with $2.081 million for the six months ended June 30, 1996, an increase of $1.915 million or 92%, primarily due to the opening of Country Star Las Vegas. Same store revenues (Hollywood) were substantially unchanged.

Costs and expenses.

Cost of revenues increased from $622 thousand for the six months ended June 30, 1996 to $1.506 million for the six months ended June 30, 1997. Cost of revenues as a percentage of revenues increased from 30% to 38% primarily due to the negative impact of the unsatisfactory operations of the Atlanta facility. Country Star Atlanta was closed on February 22, 1997, and current plans call for its reopening in the fall of 1997.
                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Operating expenses increased from $1.773 million for the six months ended June 30, 1996 to $3.740 million for the six months ended June 30, 1997, reflecting the increase in the number of restaurants from one to three. As a percentage of revenues, operating expenses increased from 85% to 94% for the six months ended June 30, 1996 and 1997 respectively due primarily to operating difficulties with Atlanta.

General and administrative expenses increased from $1.909 million for the six months ended June 30, 1996 to $2.242 million for the six months ended June 30, 1997. As a percentage of revenues, general and administrative expenses decreased from 92% of revenues to 56% of revenues.

Depreciation and amortization increased from $234 thousand for the six months ended June 30, 1996 to $772 thousand for the six months ended June 30, 1997, reflecting the increase in the number of restaurants from one to three. As a percentage of total revenues, depreciation and amortization increased from 11% to 19%.

Interest expense increased from $83 thousand to $198 thousand, for the six months ended June 30, 1996 and 1997, respectively reflecting the convertible debt financing arrangements entered into on February 12, 1997.

Minority interest for the six months ended June 30, 1997 reflects the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. Previously, the Company's investment in Las Vegas was accounted for under the cost method.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1996 and June 30, 1997 increased from $2.069 million to $2.724 million due primarily to the decrease in Accounts Payable in 1997. The Company has settled with over 300 creditors during the six months ended June 30, 1997.

Net cash used in investing activities in the six months ended June 30, 1996 and 1997 was $4.631 million and $10 thousand, respectively, reflecting the Company's development of the Las Vegas and Atlanta facilities in 1996.

                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Net cash provided by financing activities for the six months ended June 30, 1996 and June 30, 1997 was $2.988 million and $1.952 million respectively due primarily to the net proceeds from the issuance of common stock in 1996 and 1997, and convertible debt in 1997.

New management took over the Company on February 12, 1997 and determined that a major overhaul of corporate strategy was required to deal with the Company's financial problems. Measures taken by new management include (i) the temporary closing and planned reopening of Country Star Atlanta in the fall of 1997, (ii) the expansion of the "country" theme, (iii) planned expansion through joint ventures and licensing rather than expensive construction, and (iv) settlement with the trade creditors at 40% of the amounts owed.

Management has also made operational changes to improve revenues, control operating costs, and limit corporate overhead. The positive impact of these measures and changes began to be realized in the second quarter of calendar 1997. The Company will need to continue to raise additional capital before it can obtain profitability from operations. Management believes it can raise this capital through private placements of equity and the granting by lenders of discretionary advances under outstanding lines of credit.

                                     Part II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about April 21, 1997, 3030 Peachtree, LLC ("Landlord"), the Landlord of the Company's Atlanta restaurant, commenced an action in the Magistrate Court of Fulton County, Georgia, regarding possession of the Atlanta restaurant. Additional information concerning this litigation is set forth in the Company's Report on Form 8-K dated April 21, 1997.

ITEM 2. CHANGES IN SECURITIES

     On June 30, 1997, the Company issued warrants to acquire 1,500,000 shares of its Common Stock at an exercise price of $.21 per share to a private investor. The warrants were exercised immediately and the Company issued
1,500,000 shares of its Common Stock to the private investors. The Company received net proceeds from the exercise of the warrants of $315,000. No commissions or fees were paid by the Company.

     The issuance of the warrants and of the Common Stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held June 27, 1997, the following members were elected to the Board of Directors:

                                    VOTES FOR                VOTES WITHHELD
                                    ---------                --------------
         Dan J. Rubin               14,412,160                   310,065
         Robert A. Nardone          14,360,850                   362,165
         William A. Wei             14,355,693                   366,532
         Darren C. Rice             14,349,460                   372,765


                                                                    (continued)

                                     Part II

                                OTHER INFORMATION
                                   (continued)


         The following proposals were approved at the Company's Annual Meeting:

                                  VOTES            VOTES        VOTES ABSTAINED/
                                   FOR            AGAINST          NOT VOTED
                                   ---            -------          ---------

1. Ratification of              14,415,708         191,597          103,920
   appointment of
   Cacciamatta
   Accountancy Corp.
   as independent
   auditors

2. Proposal to amend            13,358,183       1,132,830          135,455
   the Company's
   Certificate of
   Incorporation to
   increase the number
   of authorized shares
   of Common Stock
   from 25,000,000
   to 250,000,000

3. Proposal to amend            13,476,996       1,139,393          105,830
   the Company's
   Certificate of
   Incorporation in
   the discretion of
   the Board of
   Directors, to
   effect a 1-for-10
   reverse stock split
   of the outstanding
   shares of Common
   Stock

                                                                     (continued)

                                     Part II

                                OTHER INFORMATION
                                   (continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits        None

     (b) Reports on form 8-K

     On April 21, 1997, the Company filed a Report on Form 8-K in connection with the legal proceedings by the Atlanta restaurant landlord.

     On May 7, 1997 the Company filed a report on Form 8-K regarding sales of equity securities pursuant to Regulation S. The Company sold the aggregate principal amount of $700,000 of its Convertible Debt in the transaction described in the Report.

     On May 28, 1997 the Company filed a report on Form 8-K regarding sales of equity securities pursuant to Regulation S. The Company sold the aggregate principal amount of $500,000 of its Convertible Debt in the transaction described in the Report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                            COUNTRY STAR RESTAURANTS, INC.


                                            By:   /s/  Dan J. Rubin
                                                  ------------------------------
                                                  Dan J. Rubin
                                                  Chief Executive Officer


Dated:  August 19, 1997