Form 10QSB
period 1997-09-30
COUNTRY STAR RESTAURANTS INC
filed 1997-11-19
CIK 911220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ________________

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

________________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  |X|         No  |_|

The number of shares of common stock outstanding as of November 10, 1997:
67,895,291

                         COUNTRY STAR RESTAURANTS, INC.

                                      Index

                                                                           Page
                                                                          ------
PART I    -     Financial Information

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheet at
                     September 30, 1997 (unaudited)......................    3

                Condensed Consolidated Statements of Operations
                     for the Quarter Ended September 30, 1997
                     and September 30, 1996  (unaudited).................    5

                Condensed Consolidated Statements of Operations
                     for the Nine Months Ended September 30, 1997
                     and September 30, 1996  (unaudited).................    6

                Condensed Consolidated Statements of Cash Flows
                     for the Quarter Ended September 30, 1997
                     and September 30, 1996  (unaudited).................    7

                Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 1997
                     and September 30, 1996  (unaudited).................    8

                Notes to Condensed Consolidated Financial Statements
                     (unaudited).........................................    9


       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................    12

PART II    -    Other Information

       Item 1.  Legal Proceedings........................................    16

       Item 2.  Changes in securities....................................    16

       Item 6.  Exhibits and Reports on Form 8-K.........................    17

SIGNATURES      .........................................................    18

                         COUNTRY STAR RESTAURANTS, INC.

                      Condensed Consolidated Balance Sheet

                                  (Unaudited)

                                                                   September 30,
                                                                        1997
                                                                    ------------
ASSETS

CURRENT ASSETS
    Cash                                                            $    137,760
    Inventories                                                          266,980
    Prepaid rent                                                         140,175
    Debt issue costs, current                                            110,833
    Other current assets                                                 157,967
                                                                    ------------
       Total current assets                                              813,715
                                                                    ------------
PROPERTY AND EQUIPMENT AT COST, net of
 Accumulated depreciation of $1,048,628
    Leasehold improvements                                            13,870,952
    Furniture and equipment                                            1,841,084
    Memorabilia                                                          476,989
    Capital lease                                                        806,150
                                                                    ------------
       Total property and equipment                                   16,995,175
                                                                    ------------
OTHER ASSETS                                                             219,706
                                                                    ------------
       Total assets                                                 $ 18,028,596
                                                                    ============

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)

                                                                   September 30,
                                                                        1997
                                                                    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $ 1,012,016
    Accrued expenses                                                    296,697
                                                                    ------------
       Total current liabilities                                      1,308,713

DEFERRED RENTALS                                                        583,159

CONVERTIBLE DEBT                                                      5,588,000
                                                                    ------------
       Total liabilities                                              7,479,872
                                                                    ------------
MINORITY INTERESTS                                                    1,017,520
                                                                    ------------

STOCKHOLDERS' EQUITY
    Preferred  stock, $0.001 par value,
     2,000,000 shares  Authorized                                           --
       6% Cumulative Convertible Series A -
        0 shares issued and outstanding                                     --
    Common stock, $0.001 par value,
      250,000,000 shares Authorized,
       38,887,165 shares issued
       and outstanding                                                   38,887
    Additional paid-in-capital                                       40,649,812
    Unamortized stock option cost                                      (100,276)
    Accumulated deficit                                             (31,057,219)
                                                                    ------------
       Total stockholders' equity                                     9,531,204
                                                                    ------------
       Total liabilities and stockholders' equity                   $18,028,596
                                                                    ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Quarter Ended
                                                           September 30,
                                                   -----------------------------
                                                        1997           1996
                                                   ------------    ------------
Revenues                                           $  1,293,026    $  2,841,922
                                                   ------------    ------------
Costs and expenses
      Cost of revenues                                  475,337       1,100,714
      Operating                                       1,625,017       2,956,876
      General and administrative                        755,938         800,849
      Depreciation and amortization                     309,935         804,191
                                                   ------------    ------------
                                                      3,166,227       5,662,630
                                                   ------------    ------------
      Loss from operations                           (1,873,201)     (2,820,708)

Interest (expense) income                               145,853          49,609

Minority interests                                      371,596         764,765
                                                   ------------    ------------
      Loss before extraordinary item                 (1,355,752)     (2,006,334)
                                                   ------------    ------------
      Extraordinary gain - settlement
      of accounts payable, net of
      income tax of $0                                  301,161            --
                                                   ------------    ------------
      Net Loss                                     $ (1,054,591)   $ (2,006,334)
                                                   ============    ============
      LOSS PER SHARE
           Before extraordinary gain                      (0.04)          (0.16)
           Extraordinary gain                              0.01            --
                                                   ------------    ------------
           Net loss                                $      (0.03)   $      (0.16)
                                                   ============    ============
      WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                     30,414,124      12,473,469
                                                   ============    ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     1997              1996
                                                 ------------      ------------
Revenues                                         $  5,288,899      $  4,928,342
                                                 ------------      ------------
Costs and expenses
      Cost of revenues                              1,979,532         1,722,655
      Operating                                     5,364,736         4,730,015
      General and administrative                    2,999,826         2,605,941
      Depreciation and amortization                 1,081,466         1,147,300
                                                 ------------      ------------
                                                   11,425,560        10,205,911
                                                 ------------      ------------
      Loss from operations                         (6,136,661)       (5,277,569)

Interest (expense) income                             (48,520)          182,125

Minority interests                                  1,106,926           764,765
                                                 ------------      ------------
      Loss before extraordinary item               (5,078,255)       (4,330,679)
                                                 ------------      ------------
      Extraordinary gain -
      settlement of accounts
      payable, net of                               1,654,639              --
      Income tax of $0
                                                 ------------      ------------
      Net Loss                                   $ (3,423,616)     $ (4,330,679)
                                                 ============      ============
      LOSS PER SHARE
           Before extraordinary gain                    (0.24)            (0.44)
           Extraordinary gain                            0.08              --
                                                 ------------      ------------
           Net loss                              $      (0.16)     $      (0.44)
                                                 ============      ============
      WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                   20,835,245         9,811,992
                                                 ============      ============

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        For the Quarter Ended
                                                             September 30,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                           $(1,058,581)   $    92,623
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property and equipment                   --       (6,804,361)
                                                     -----------    -----------
       Net cash used by investing activities                --       (6,804,361)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common
        and preferred stock                              934,642      2,857,500
     Proceeds from issuance of convertible debt           95,000           --
     Capital lease payments                                 --          145,701
                                                     -----------    -----------
      Net cash provided by financing activities        1,029,642      3,003,201
                                                     -----------    -----------
NET DECREASE IN CASH                                     (28,939)    (3,708,537)

Cash, beginning of period                                166,699      6,048,587
                                                     -----------    -----------
Cash, end of period                                  $   137,760    $ 2,340,050
                                                     ===========    ===========
Supplemental schedule of non-cash
     financing activity:
    Purchase of equipment through issuance of
     200,000 shares of common stock                  $    50,000           --
    Settlement with vendors through issuance
     of 188,500 shares of common stock               $    76,578           --
    Rental discount through issuance of
     1,383,529 shares of common stock                $   490,000           --
                                                     ===========    ===========

                 See accompanying notes to financial statements

                         COUNTRY STAR RESTAURANTS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1997           1996
                                                    -----------    ------------
NET CASH USED IN OPERATING ACTIVITIES               $(3,782,261)   $ (1,976,856)
                                                    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in property and equipment               (10,445)    (11,434,939)
                                                    -----------    ------------
       Net cash used by investing activities            (10,445)    (11,434,939)
                                                    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common
      and preferred stock                             2,926,498       5,886,257
     Proceeds from issuance of convertible debt         595,000            --
     Capital lease payments                            (540,237)        104,913
                                                    -----------    ------------
      Net cash provided by financing activities       2,981,261       5,991,170
                                                    -----------    ------------
NET DECREASE IN CASH                                   (811,445)     (7,420,625)

Cash, beginning of period                               949,205       9,760,675
                                                    -----------    ------------
Cash, end of period                                 $   137,760    $  2,340,050
                                                    ===========    ============
Supplemental schedule of non-cash
  financing activity:
    Purchase of leased equipment through
     issuance of 600,000 shares of common stock     $   447,462            --
    Purchase of equipment through issuance of
     200,000 shares of common stock                 $    50,000            --
    Settlement with vendors through issuance
     of 188,500 shares of common stock              $    76,578            --
    Rental discount through issuance of
     1,383,529 shares of common stock               $   490,000            --
                                                    ===========    ============

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

          Under the secured financing agreement, Rubin has made a $3,500,000 line of credit loan available to the Company, of which an initial advance of $500,000 was committed at closing. Rubin, in his sole discretion, may make additional advances to the Company under this line of credit, but is not required to make any such additional advances. The outstanding amount advanced under the line of credit was $595,000 as of September 30, 1997. All advances under the line of credit loan bear interest at the rate of prime plus four percent (4%), semi-annually commencing December 31, 1997. The principal balances of all line of credit advances are due and payable on October 9, 1999. Any portion or all of the amount outstanding under the line of credit may be converted into Common Stock of the Company. Upon conversation, the Company shall issue that number of shares of its Common Stock obtained by dividing the principal amount of the line of credit converted by 80% of the average closing bid price of the Common Stock for the five (5) consecutive trading days preceding the date of conversion.

                                                                     (continued)

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

          Cameron exchanged its 4,000 shares of Series B Convertible Preferred Stock of the Company, with an aggregate liquidation preference of $4,000,000, for a convertible term note in the principal amount of $4,000,000. The convertible term note bears interest at the rate of seven percent (7%) per annum, payable semi-annually commencing December 31, 1997, which was waived when the shares were registered. The principal balance is due and payable on October 9, 1999. Any portion or all of the principal amount of the note outstanding may be converted into common stock of the Company commencing ninety (90) days after the date of closing of the financing. Upon conversion, the Company shall issue that number of shares of its common stock obtained by dividing the principal amount of the loan converted by the lesser of (i) $1.33, or (ii) 80% of the average closing bid price of the common stock for the five (5) consecutive trading days preceding the date of conversion. Originally, the maximum number of shares into which the convertible note may be converted shall not exceed
          3,000,000. This has been subsequently amended to a maximum of 8,000,000 shares. The conversion formula is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar transactions. As of September 30, 1997, Cameron had converted $100,000 principal amount of the Note into 317,420 shares of Common Stock. As of November 10, 1997, Cameron had converted $578,370 principal amount into 5,750,000 shares.

          In connection with the commitment to make the line of credit loan, Rubin and other investors in the Company have agreed to settle certain claims against the Company for the amount of $1,950,000, plus $50,000 in fees and expenses. The Company has issued its convertible term notes in the aggregate amount of $1,950,000 and agreed to pay $50,000 to Rubin and these investors, in settlement of their claims. These convertible term notes contain the same terms and conditions as the convertible term note issued to Cameron, except that the holders of these convertible term notes may exercise their conversion feature at any time following the closing. As of September 30, 1997, Rubin and the other investors have converted $857,000 principal amount of their Convertible Notes into 9,300,000 shares of Common Stock; as of
          November 10, 1997, Rubin and the others had converted $1,950,000 principal amount into 21,170,000 shares.

          The  February  12, 1997  agreements  described  above  relating to the exchange of Convertible Preferred Stock and the issuance of convertible term notes have been accounted for effective December 31, 1996 because substantially all of the conditions precedent to the occurrence of these transactions had taken place as of that date.

                                                                     (continued)

          The line of credit advances by Rubin, Cameron's convertible term note and the convertible term notes issued in settlement of claims are all secured by a lien on substantially all of the tangible and intangible assets of the Company. In the event of default, the secured parties shall participate in the proceeds of the collateral in proportion to their outstanding debt.

          In connection with the secured financing transaction, Robert Schuster Chairman of the Board and Chief Executive Officer of the Company, resigned as Chief Executive Officer and agreed to release the Company from all obligations under his Employment Agreement, including severance obligations. Schuster continued to serve as a Director until February 13, 1997.

          In connection with the secured financing transaction, Mr. Peter Feinstein resigned as Director, President and Chief Financial Officer of the Company and released the Company from all obligations under his Employment Agreement, including severance obligations.

NOTE C -  EXTRAORDINARY ITEM

          During the three months ended September 30, 1997, the Company continued the process of settling with its creditors that began in March of 1997. The Company has settled with over 375 creditors as of September 30,1997 resulting in a gain of $301,161 and $1,654,639 for the three and nine months ended September 30, 1997, respectively.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended Sept. 30, 1997 compared to three months ended Sept. 30, 1996

Revenues:

Total revenues decreased to $1.293 million for the three months ended September 30, 1997, compared with $2.842 million for the three months ended September 30, 1996, a decrease of $1.549 million or 55%, primarily due to slow sales at Country Star Las Vegas. Hollywood store revenues dropped 30%, and Country Star Atlanta was closed during the three months ended September 30, 1997 except for private parties.

Costs and expenses:

Cost of revenues decreased from $1.101 million for the three months ended September 30, 1996 to $475 thousand for the three months ended September 30, 1997. Cost of revenues as a percentage of revenues decreased from 39% to 37% primarily due to the cost control procedures adopted. Country Star Atlanta was closed on February 22, 1997.

Operating expenses decreased from $2.957 million for the three months ended September 30, 1996 to $1.625 million for the three months ended September 30, 1997, reflecting the cost control procedures adopted. As a percentage of revenues, operating expenses were 104% and 126% for the three months ended September 30, 1996 and 1997 respectively.

General and administrative expenses decreased from $801 thousand for the three months ended September 30, 1996 to $756 thousand for the three months ended September 30,1997. As a percentage of revenues, general and administrative expenses increased from 28% of revenues to 58% of revenues respectively.

Depreciation and amortization decreased from $804 thousand for the three months ended September 30, 1996 to $310 thousand for the three months ended September 30, 1997, reflecting the effects of adjustments made on December 31, 1996 to eliminate cost over-runs. As a percentage of total revenues, depreciation and amortization decreased from 28% to 24%.

Net interest income (expense) increased from $50 thousand to $146 thousand, for the three months ended September 30, 1996 and 1997, respectively, reflecting the waiver of interest on convertible debt financing arrangements entered into on February 12, 1997.

                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Minority interest for the three months ended September 30, 1997 reflects the Company's controlling interest of over 50% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in (provided by) operating activities for the three months ended September 30, 1996 and September 30, 1997 increased from $93 thousand provided, to $1.059 million used, due primarily to the decrease in Accounts Payable in 1997. The company has settled with over 75 creditors during the three months ended September 30, 1997.

Net cash used in investing activities in the three months ended September 30, 1996 was $6.804 million reflecting the Company's development of the Atlanta facility in 1996.

Net cash provided by financing activities for the three months ended September 30, 1996 and September 30, 1997 was $3.003 million and $1.030 million, respectively, due primarily to the net proceeds from the issuance of common stock in 1996 and 1997, and convertible debt in 1997.

RESULTS OF OPERATIONS

Nine months ended Sept. 30, 1997 compared to nine months ended Sept. 30, 1996

Revenues:

Total revenues increased to $5.289 million for the nine months ended September 30, 1997, compared with $4.928 million for the nine months ended September 30, 1996, an increase of $361 thousand or 7%, primarily due to the opening of Country Star Las Vegas in July 1996 and Country Star Atlanta in October 1996. Same store revenues (Hollywood) dropped 14%.

Costs and expenses:

Cost of revenues increased from $1.723 million for the nine months ended September 30, 1996 to $1.980 million for the nine months ended September 30, 1997. Cost of revenues as a percentage of revenues increased from 35% to 37% primarily due to the negative impact of the Atlanta facility during the first quarter of 1997. Country Star Atlanta was closed on February 22, 1997.

                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Operating expenses increased from $4.730 million for the nine months ended September 30, 1996 to $5.365 million for the nine months ended September 30, 1997, reflecting the increase in the number of operating restaurants from one to two. As a percentage of revenues, operating expenses increased from 96% to 101% for the nine months ended September 30, 1996 and 1997 respectively due primarily to operating problems with Atlanta during the first quarter of 1997.

General and administrative expenses increased from $2.606 million for the nine months ended September 30, 1996 to $3 million for the nine months ended September 30, 1997. As a percentage of revenues, general and administrative expenses increased from 53% of revenues to 57% of revenues.

Depreciation and amortization decreased from $1.147 million for the nine months ended September 30, 1996 to $1.081 million for the nine months ended September 30, 1997, reflecting the adjustments made on December 31, 1996 to eliminate cost over-runs offsetting the increase in the number of restaurants from one to three. As a percentage of total revenues, depreciation and amortization decreased from 23% to 20%.

Interest expense decreased from $93 thousand to $54 thousand, for the nine months ended September 30, 1996 and 1997, respectively reflecting the waiver of interest on convertible debt financing arrangements entered into on February 12, 1997.

Minority interest for the nine months ended September 30, 1997 reflects the Company's controlling interest of over 50% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. Previously, the Company's investment in Las Vegas was accounted for under the cost method.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1996 and September 30, 1997 increased from $1.977 million to $3.782 million due primarily to the payments and settlements of Accounts Payable in 1997. The Company has settled with over 375 creditors during the nine months ended September 30, 1997.

Net cash used in investing activities in the nine months ended September 30, 1996 and 1997 was $11.435 million and $10 thousand, respectively, reflecting the Company's completion of the Las Vegas and Atlanta facilities in 1996.

                                                                     (continued)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Net cash provided by financing activities for the nine months ended September 30, 1996 and September 30, 1997 was $5.991 million and $2.981 million respectively due primarily to the net proceeds from the issuance of common stock in 1996 and 1997, and convertible debt in 1997.

New management took over the Company on February 12, 1997 and determined that a major overhaul of corporate strategy was required to deal with the Company's financial problems. Measures taken by new management include (i) the temporary closing and planned reopening of Country Star Atlanta, (ii) the expansion of the "country" theme, (iii) planned expansion through joint ventures and licensing rather than expensive construction, and (iv) settlement with the trade creditors at 40% of the amounts owed.

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

                                     Part II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about April 21, 1997, 3030 Peachtree, LLC, the Landlord of the Company's Atlanta restaurant, commenced an action in the Magistrate Court of Fulton County, Georgia, regarding repossession of the Atlanta restaurant. Additional information concerning this litigation is set forth in the Company's Report on Form 8-K dated April 21, 1997.

ITEM 2.  CHANGES IN SECURITIES

     During July/August 1997, the Company issued an aggregate of 1,772,029 shares of its Common Stock to creditors of the Company in full settlement of their claims against the Company and to vendors in exchange for property and a rental discount. The issuance of the Common Stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended (the "Act").

     During July/August 1997, the Company sold in a private offering an aggregate of 3,578,572 shares of its Common Stock at a price of $.28 per share, for a total offering price of $1,002,000. Josephthal Lyon & Ross Inc. acted as placement agent and received commissions of approximately $107,000. The net proceeds received by the Company were approximately $895,000. The issuance of the Common Stock was exempt from registration pursuant to Rule 505 of Regulation D, promulgated under the Act.

     During July, August and September 1997 the holders of convertible debt of the Company in the aggregate principal amount of $957,000 converted their debt into 9,617,420 shares of Common Stock.

                                                                     (continued)

                                OTHER INFORMATION
                                   (continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits                None

     (b) Reports on form 8-K

     On October 24, 1997 the Company filed a report on Form 8-K regarding sales of equity securities pursuant to Regulation S. The Company reported the sale of an aggregate principal amount of $150,000 of its Convertible Debt and the issuance of five million shares of Common Stock for a full release by a group of institutional investors of their alleged claims against the Company.

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

Dated:  November 19, 1997