Form 10-K
period 1997-12-31
COUNTRY STAR RESTAURANTS INC
filed 1998-04-15
CIK 911220

SECURITIES AND EXCHANGE COMMISSION

                              REPORT ON FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1997
                                             -----------------

[ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                          Commission File No. 0-23136
                                              -------

                         COUNTRY STAR RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       62-1536550
--------------------------------------               ---------------------
(State of or other jurisdiction of                   (IRS Employer Identi-
incorporation or organization)                       fication No.)


4929 Wilshire Boulevard
Los Angeles, California                                     90010
--------------------------------------               ---------------------
(Address of Principal Executive Office)                   (Zip Code)

Registrant's telephone number, including area code: 213/634-5588
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

         Issuer's revenues for its most recent fiscal year were $6,279,000.

         On April 1, 1998, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was $1,683,500 based upon the average of the closing bid and asked price of such common stock as of April 1, 1998, which was $.195.

         The number of shares of the Registrant's common stock outstanding as of March 31, 1998 was 8,633,415.

         No shares of the Registrant's preferred stock were outstanding as of March 31, 1998.



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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Country Star Restaurants, Inc. (the "Company"), which was formed in May 1993, develops, constructs, owns and operates country theme restaurants combining high quality, moderately priced food with a casual, family-oriented environment.

         In recent years theme restaurants have gained increasing popularity, as a number of such restaurants featuring a variety of different themes have opened. The two most popular and well known restaurants of this genre are Planet Hollywood(R) and Hard Rock Cafe(R), both of which combine an entertainment component with a casual dining atmosphere. Aside from enhancing the dining experience, the entertainment component also provides an additional revenue stream, predominantly from merchandise sales. Patrons of theme restaurants have evidenced a willingness to purchase souvenir T-shirts, hats, mugs, and other items bearing the logo and reflecting the lifestyle of the particular theme restaurant. These retail sales are typically at higher profit margins than food sales, inclusive of labor costs.

         The Company believes that its country theme provides a distinctly American experience which, combined with its casual, high-quality dining in a state-of-the-art multimedia environment, is a format with wide demographic appeal. The Company believes that the country theme is an under-exploited segment of quality dining in the restaurant industry and will fill a niche in the casual dining segment of the restaurant industry, and therefore represents an attractive opportunity for the Company.

         The first Country Star(R) Restaurant opened in August 1994 in Hollywood, California adjacent to Universal Studios Hollywood and the Universal Citywalk development, a major tourist attraction. Country Star Hollywood features an exciting, entertaining dining experience, including an extensive display of country music memorabilia and artifacts, approximately 100 video monitors, 10 audio listening posts, and a number of interactive audio-video kiosks. The menu features moderately priced American and country-style food such as ribs, chili, chicken, burgers, steaks, salad, pizza, fish and desserts, which was developed to be consistently reproducible domestically and internationally. Country Star Hollywood also sells a variety of merchandise with the Country Star logo, including casual clothing, food products and other related items.

         The Company opened two additional flagship restaurants: Country Star Las Vegas commenced operations in July, 1996 and Country Star Atlanta commenced operations in October, 1996.

Country Star Atlanta is now permanently closed and no plans for opening any other restaurants have been finalized.

         Unanticipated financial problems arose with respect to both the Las Vegas and Atlanta restaurants. Operating expenses at both sites substantially exceeded budget. In addition, the Atlanta restaurant suffered from substantial construction cost overruns and a delayed opening which prevented the restaurant from operating during the 1996 Summer Olympics, which were held in Atlanta. By early 1997, as a result of the mounting losses at the Las Vegas and Atlanta restaurants, the Company determined that a major overhaul of corporate strategy was required.

         The most significant step taken was a change of management effected on February 12, 1997, in which Dan Rubin, an investor in the Company, became Chief Executive Officer and President. Immediately prior to Mr. Rubin assuming office, a new Board of Directors was appointed to manage the Company. (See "Management's Discussion and Analysis of Operations - Capital Resources, February 12, 1997 Financing and Change in Control," for a description of the change in management and the financial terms under which Mr. Rubin made an additional investment in the Company.)

         In order to stem the rising operating losses and put the Company on a financially solvent course, new management has taken a number of interim and permanent measures.

         First, management permanently closed the Atlanta restaurant and removed some of its furniture and fixtures during January 1998, with the balance to be removed on or about May 1998. Although the restaurant was completed and fully staffed in late 1996, the restaurant has realized extremely limited customer revenues. Management determined that the continued operation of the restaurant as an under utilized and unprofitable establishment would only hurt the Company's opportunities for long term success. (See "Description of Business Country Star Atlanta.")

         Second, the Company sold all of its interest in the restaurant operator of the Country Star Las Vegas restaurant in December 1997 and entered into a new lease for the restaurant facility with a reduction in the base rent. The new lease terminates on September 30, 1998, unless the landlord and the Company mutually agree in writing to extend the lease on a month-to-month basis. The Company used the proceeds of the sale of $1,550,000 for working capital and repayment of indebtedness. (See "Description of Business - Country Star Las Vegas.")

         Third, management has determined that the best strategy for expansion will be through joint ventures and licensing arrangements under which additional Country Star Restaurants could be opened without the Company being required to incur expensive construction, development and pre-opening costs. Management is seeking to identify publicly held and private companies that may be interested in working with the Company on a joint venture or licensing basis.

SETTLEMENT OF TRADE CLAIMS

         Management determined that the Company would not be able to pay existing trade creditors of the Company in full and also realize its strategic goals. Accordingly, starting in March 1997 the Company made offers to all creditors to settle their outstanding claims by accepting forty cents for every dollar owed. Management pointed out to its creditors that the settlement was far more favorable to them than the alternative of the Company filing a voluntary bankruptcy proceeding.

         The Company was successful in settling the majority of the trade claims, including the claims of the then landlord of the Las Vegas facility and the claims of the general contractor and certain subcontractors relating to the construction of the Las Vegas facility. In some instances, the Company paid off trade debt through the issuance of common stock.

         The only trade creditor holding a claim in excess of $25,000 with whom the Company has not reached a settlement is Pacific Southwest Development, Inc. ("PSD"). (See Item 3, "Litigation.")

         During 1997, the Company recognized extraordinary gains totaling $1,673,629 on the settlement of trade claims in exchange for discounted cash payments and common stock issuances.

         The Company's trade claims settlement has not materially affected the Company's ability to obtain supplies at reasonable prices and on reasonable terms. The Company has selected new suppliers when appropriate and has worked out acceptable credit and payment terms with existing suppliers for them to continue doing business with the Company.

COUNTRY STAR HOLLYWOOD

         Country Star Hollywood is approximately 18,000 square feet in size, 4,000 of which is a partially enclosed outdoor patio, and has approximately 325 seats inside the restaurant and approximately 150 seats outside on an enclosed patio. One of Country Star Hollywood's dining areas also features a fully operational stage which is prewired for stage monitors and microphones, has theatrical lighting and two television cameras. Country Star Hollywood offers a wide range of moderately priced food in the Company's distinctive, exciting, interactive country music environment. Entrance to Country Star Hollywood is through a forty-two foot-high computer-driven electronic sign in the form of a jukebox in front of which the Country Star line dancers regularly perform. Country Star Hollywood's menu features basic, but varied, American fare, such as ribs, chili, chicken, burgers, steaks, salad, pizza, fish and desserts and has a separate bar area and a number of separate dining areas, all of which feature full waiter and bar service and revolve around various country music artifacts and/or artists. Country Star Hollywood is designed to allow diners to be surrounded by the various artifacts, memorabilia, photographs and audio-visual materials. Country Star Hollywood's extensive display of artifacts relating to country music and its heritage is combined with a state-of-the-art multimedia environment.

         The Company has recently completed the construction of a dance floor and bar in its patio area. The Company expects the patio area to serve as a venue for country music promotions, parties sponsored by local radio station KZLA and other events.

         Country Star Hollywood features interactive audio-visual kiosks, which can be accessed by a touchscreen, offering short biographies, specially recorded video interviews and fan club information with respect to country celebrities. Country Star Hollywood also features approximately 100 video monitors and 10 audio listening posts located throughout the restaurant. The audio listening posts, which can be accessed by listening to an attached headset, are dedicated to different record labels and feature a recently released country music CD by a recording artist who is signed to the particular label.

         Country Star Hollywood also has a merchandise store that sells a variety of casual clothing such as T-shirts, sweat shirts, jackets and baseball caps bearing the Country Star Restaurant logo, other Country Star logo merchandise such as coffee mugs, belt buckles, tote bags, pins, the Company's food products and other selected merchandise. The Company has begun to emphasize the sale of higher volume and higher gross profit merchandise.

COUNTRY STAR LAS VEGAS

         Country Star Las Vegas opened on the "Strip" in Las Vegas in July, 1996, and is one of the largest free standing upscale dining establishments in Las Vegas. The restaurant is an approximately 20,000 square foot, 500 seat, facility located in Las Vegas near the intersection of Las Vegas Boulevard South and Harman Avenue. The site is situated between the Boardwalk Hotel and Casino development, and the Mirage Resorts, Incorporated's Bellagio Hotel and Casino development, presently under construction and scheduled to open in 1998. Within the immediate area of Country Star Las Vegas there are over 30,000 hotel rooms. The Company believes that Las Vegas' strong tourist economy and growing population represents a market that should be particularly receptive to the Company's country music theme dining concept. [See Part II - Item 6
"Management's Discussion and Analysis Liquidity and Capital Resources - Development Financing."]

         The Country Star Las Vegas restaurant was owned by a Nevada limited liability company (the limited liability company is referred to herein as the "Restaurant Operator"). The Company was the manager of and held the majority interest in the Restaurant Operator. The other members of the Restaurant
Operator were Cirrus, Cirrus LLC ("Cirrus"), a Delaware limited liability company and NevStar LLC ("NevStar"), a Nevada limited liability company. NevStar was also the landlord of the restaurant's leased facility.

         The restaurant suffered operating losses since its opening primarily as a result of customer revenues falling below expectations and unanticipated expenses.

         The Company was in arrears in the payment of October, November and December, 1997 rent due under the lease.

         NevStar, as Landlord of the restaurant facility served a notice which purported to terminate the lease as of December 22, 1997 for non-payment of rent. The Landlord agreed not to take any actions to terminate the lease prior to December 24, 1997. Management of the Company negotiated with NevStar as Landlord for an agreement under which the Landlord would buy out the remaining term of the lease.

         Management was unable to reach an agreement with NevStar as Landlord regarding a buy out of the lease and NevStar as Landlord would not agree to delay its termination of the lease beyond December 24, 1997. The Company then commenced a federal bankruptcy proceeding against the Restaurant Operator in order to preserve the remainder of the lease and the rights thereunder as an asset of the Restaurant Operator. Such a bankruptcy proceeding had to be commenced before the legal termination of the lease in order for the lease and the rights thereunder to remain an asset of the Restaurant Operator.

         The Company, NevStar as Landlord and the other members of the Restaurant Operator reached a settlement of their disputes and the bankruptcy proceeding. Under the terms of the settlement, all of the following transactions closed simultaneously.

         The Company purchased the interest of Cirrus in the Restaurant Operator for aggregate consideration of $200,000 cash and 225,000 shares of the Company's common stock. The Company agreed to file a registration statement permitting the resale of the shares.

         (Prior to the settlement, Mirage Resorts, Inc. ("Mirage") a Nevada corporation, through an affiliate, Restaurant Ventures of Nevada, Inc. ("RVNI") purchased NevStar from its owners, thereby acquiring NevStar's interests as Landlord of the restaurant facility and as a member of the Restaurant Operator.)

         The Company sold all of its interest in the Restaurant Operator, including the interest purchased from Cirrus, to Mirage for consideration of $1,550,000 cash. Mirage became the holder of all of the interests in the Restaurant Operator. The Company agreed to pay when due all of the trade payables of the Restaurant Operator and resigned as manager of the Restaurant Operator.

         RVNI agreed to a new lease of the restaurant facility directly to the Company. The new lease took effect on February 8, 1998 upon dismissal of the bankruptcy proceeding commenced by the Restaurant Operator. The new lease includes the provisions of the prior lease to Restaurant Operator with certain modifications. The modifications include a reduction in the base rent payable from $83,334 per month to an amount equal to one-half (1/2) of the Company's positive cash flow from operating the restaurant (with no reduction for the Company's corporate overhead expenses other than for salary and employee related expenses for 1/2 of an accounts payable employee, 1/2 of a payroll employee and 1/2 of an executive chef). All arrearages currently due under the prior lease will be waived. The new lease shall terminate on September 30, 1998, unless RVNI and the Company mutually agree in writing to extend the lease on a month-to-month basis.

         The Company, Mirage and the Restaurant Operator jointly sought the dismissal of the Restaurant Operator's bankruptcy proceeding. The proceeding was dismissed on February 8, 1998.

         The Company used the net proceeds from the sale of its interest in the Restaurant Operator to Mirage for working capital and repayment of indebtedness.

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

COUNTRY STAR ATLANTA

         The Company's restaurant in Atlanta was the subject of litigation with the Landlord of the facility since April 1997. In this litigation, the Landlord sought to have the restaurant turned over to it on the grounds that the Company was holding over in the premises beyond the term for which they were leased. The Company defended the action vigorously. The Company contended that many of the Landlord's allegations of default were false, that others which were not false have been cured and that others were directly caused by the Landlord's bad faith in performing its obligations under the lease. The Company also contended that the Notice which purported to terminate the Lease was defective. Rental payments under the lease had been prepaid through December 31, 1997. Additional rent in the amount of $62,500 per month were due and payable commencing January 1, 1998. The Company did not have the cash available to make the January rental payment.

         In light of the defaults alleged in the litigation and the imminent default of the payment of the January 1998 rent, the Company determined to agree to a settlement of the dispute with the Landlord of the Atlanta facility. Under the terms of the settlement, the Company removed some of its fixtures and equipment from the premises during January 1998 with the balance to be removed on or about May 1998. The Landlord forgave all past due rents and additional rent. Under the terms of the settlement, the Landlord and the Company will pursue claims against the architect and construction company that designed and built the restaurant facility for negligent design and construction, and related causes of action. The Landlord will advance the legal fees required to pursue these actions.

         In taking these actions, Management of the Company has recognized that the development, completion and opening of the Atlanta restaurant as envisioned by prior management was an unsound business decision. The restaurant never realized the revenues necessary to support its operations. Under the terms of the settlement, Management will no longer be required to spend valuable assets trying to establish a facility that has been performing poorly since it commenced operations. Moreover, the plan to bring legal actions against the construction company and the architect who designed the facility for major construction defects could eventually result in a recovery of damages for the Company. (See "Litigation - Atlanta Default.")

THE COMPANY'S STRATEGY

         The Company has no present expansion plans, although the Company may explore non-capital intensive ways of promoting the Company's business, such as licensing agreements, joint ventures and other opportunities. Such expansions may include off-site catering of parties and at music venues or the establishment of limited menu restaurants in food courts located throughout the United States and in foreign locations. The Company may seek to pay for its portion of any such expansion by issuing shares of its Common Stock. It is anticipated that any of the future Country Star Restaurants, although modeled after its flagship Country Star Restaurants, will be smaller and less expensive to construct. The Company will seek to leverage the recognition and publicity achieved by its flagship Country Star Restaurants to support its smaller Country Star Restaurants. The Company believes that the reduced scale of these smaller Country Star Restaurants will result in lower overall costs to develop, construct and open.

         One of the Company's key priorities in the near term is to inject new excitement into the Company's restaurant business in order to stimulate greater customer traffic. The Company plans to increase the frequency of celebrity events and promotions and broaden the number of celebrities associated with the Company, with an emphasis on new, up-and-coming stars. In addition, the Company is taking steps to broaden the appeal of its restaurants through menu revisions, the acceptance of reservations in certain markets and greater promotion of group sales, in order to attract more local residents to augment the Company's primarily tourist customer base.

         The Company is presently exploring a number of potential opportunities to increase revenues at the Las Vegas restaurant, including targeted advertising and promotions directed to guests staying in hotels without significant on-site restaurant capacity, the possibility of serving as a venue for a dinner show and/or cocktail show, and the development of more substantial business through the Company's existing contacts in the tour and travel industry.

         The Company is seeking to increase its name brand recognition and establish a secondary meaning in the marketplace for Country Star Restaurants. The Company believes that this will have a favorable impact on the Company's business operations, particularly with respect to merchandise sales and may open up the opportunity for sale of certain food products for distribution to customers through retail channels as well as at restaurant sites. By emphasizing the high quality of its food and offering an exciting entertainment dining experience, the Company believes that it will be able to appeal to a broad consumer base, and specifically those individuals who patronize theme restaurants.

         In light of the Company's personnel reduction, particularly in its corporate office, the elimination of costs associated with the Atlanta restaurant, and management's belief that the marketing initiatives described above represent the best way to increase customer traffic at the lowest possible cost, management believes that the Company can attain profitable operations.


RESTAURANT OPERATING SYSTEMS

         To ensure the quality and consistency of the Company's food items, the Company has an executive chef who has oversight responsibility for the menu and has taken measures to distinguish and ensure the high quality of the food served at the Company's restaurants. For example, to ensure the high quality and consistency of the Company's various barbecued rib entrees, the Company has developed its own line of barbeque sauces which is produced at a centralized location and purchases all of its ribs from one quality Midwestern packing house. The Company negotiates directly with large, centralized suppliers of various food and beverage products to ensure consistent quality, freshness and to obtain competitive prices. Kitchens in the Country Star Restaurants are designed for efficiency of work flow and to minimize the amount of kitchen space required.

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

         Present management may rely on third parties and commissioned brokers for site recommendations.

ARTIFACTS AND MEMORABILIA

         The Company independently acquires and/or leases artifacts and memorabilia relating to country music and its heritage from a variety of sources, such as country music artists and clothing designers, which are currently on display at the Company's restaurants.

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

EMPLOYEES

         As of March 31, 1998, the Company had 83 full-time employees, 13 of whom were employed in executive and management capacities, 2 in sales and marketing, 8 in general and administrative capacities, and 60 as restaurant staff. The Company also employs an additional 61 part-time employees as restaurant staff. The Company believes that its relations with its employees are satisfactory.

INDUSTRY SEGMENT INFORMATION

         The Company is engaged in one industry segment. Financial information concerning the Company's business is included and incorporated by reference in
Part II and Part IV of this Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company leases its executive offices of approximately 3,833 square feet at 4929 Wilshire Boulevard, Suite 428, Los Angeles, California 90010 for a five year term commencing July 1, 1997. The Company's rent is $5,175 per month for the first three years of the lease and $5,558 per month for the last two years of the lease.

         The Company presently leases an approximately 18,000 square foot restaurant (inclusive of an approximately 4,000 square foot enclosed patio that is contiguous to the restaurant) in Universal City, which is the site of Country Star Hollywood. Pursuant to this lease, the Company is obligated to pay minimum rental payments of $250,000 per annum payable in equal monthly installments, $50,000 per year in parking assessments and $12,000 per year in marketing expenses and percentage rent ranging from 6% to 10% of the annual sales volume of Country Star Hollywood; PROVIDED, HOWEVER, that such percentage rent payments do not commence until such time as the Company has recouped all sums that it has expended in connection with leasehold improvements made by the Company with respect to the premises. The lease, which was entered into in January of 1994, had an initial term of three years and three five-year options, and is subject to termination by the landlord at any time after May 31, 1997 on nine months' notice, provided that the lease cannot be terminated by the landlord if the subsequent tenant is another restaurant or like type user of the premises. The Company has exercised the first five-year option extending the term trough May 31, 2002, and subject to the foregoing termination right, the Company has the right to extend the lease beyond May 31, 2002 for two consecutive five-year terms. Country Star Hollywood seats approximately 475 people, inclusive of the approximately 150 seats on the enclosed patio.

         In February 1995, the Company entered into a ten (10) year lease for an approximately two (2) acre site located near the intersection of Las Vegas Boulevard South and Harmon Avenue, for Country Star Las Vegas. The Company's annual base rent was to be $1,200,000 per annum. The annual rent was to be increased to $1,400,000 for the third year. For the remaining seven (7) year term of the lease, the annual rent was to be subject to increases based upon a cost of living increase; PROVIDED, HOWEVER, that notwithstanding the foregoing, the annual rent was to be increased during such seven (7) year period by not less than four percent (4%) and not more than six percent (6%) per year on a compounded basis.

         During December, 1997 the Company sold its interest in the Nevada limited liability company (the "Restaurant Operator") which owned the restaurant and entered into a new lease directly with the new owner of the restaurant. (See "Description of Business-Country Star Las Vegas"). The new lease took effect on February 8, 1998 upon dismissal of the bankruptcy proceeding commenced by the Restaurant Operator. The new lease includes the provisions of the prior lease to Restaurant Operator with certain modifications. The modifications include a reduction in the base rent payable from $83,334 per month to an amount equal to one-half (1/2) of the company's positive cash flow from operating the restaurant (with no reduction for the Company's corporate overhead expenses other than for salary and employee related expenses for 1/2 of an accounts payable employee, 1/2 of a payroll employee and 1/2 of an executive chef). All arrearages currently due under the prior lease will be waived. The new lease shall terminate on September 30, 1998, unless the landlord and the Company mutually agree in writing to extend the lease on a month-to-month basis. The Company agreed to continue to manage the restaurant under the existing management agreement until the effective date of the new lease.

ITEM 3.  LEGAL PROCEEDINGS.

ATLANTA AND LAS VEGAS LIEN MATTERS

         Certain contractors have filed claims of lien against the Company's Atlanta and Las Vegas restaurants that have not been cleared by the posting of a bond or any payment. Such claims of lien total approximately $1,200,000. The Company believes that all of the $1,200,000 represent invalid lien claims, either because the contractor has already been paid, or because the contractor did not perform agreed upon services or provide agreed upon materials or because the liens have been bonded. The Company is pursuing its rights and remedies against contractors whom it believes have filed invalid lien claims.

CONTRACTOR LITIGATION IN ATLANTA

         On February 3, 1998, Pacific Southwest Design, Inc. ("PSD") filed a suit in Atlanta against the Company claiming damages of $597,659 for failure to pay amounts due for services rendered. The Company intends to vigorously defend against this action and has counterclaimed for damages in an undetermined amount for the contractor's breach of contract and failure to perform workmanlike work which caused the Company to lose its Atlanta lease.

ATLANTA LEASE DEFAULT

         The Company's restaurant in Atlanta was the subject of litigation with the Landlord of the facility since April 1997. In this litigation, the Landlord sought to have the restaurant turned over to it on the grounds that the Company was holding over in the premises beyond the term for which they were leased. The Company defended the action vigorously. The Company contended that many of the Landlord's allegations of default were false, that others which were not false have been cured and that others were directly caused by the Landlord's bad faith in performing its obligations under the lease. The Company also contended that the Notice which purported to terminate the Lease was defective. Rental payments under the lease had been prepaid through December 31, 1997. Additional rent in the amount of $62,500 per month were due and payable commencing January 1, 1998. The Company did not have the cash available to make this January rental payment.

         In light of the defaults alleged in the litigation and the imminent default of the payment of the January 1998 rent, the Company determined to agree to a settlement of the dispute with the Landlord of the Atlanta facility. Under the terms of the settlement, the Company removed some of its fixtures and equipment from the premises during January 1998 with he balance to be removed on or about May 1998. The Landlord forgave all past due rents and additional rent. Under the terms of the settlement, the Landlord and the Company will pursue claims against the architect and construction company that designed and built the restaurant facility for negligent design and construction, and related causes of action. The Landlord will advance the legal fees required to pursue these actions.

TRADE CLAIM LITIGATIONS

         A number of creditors have filed actions against the Company for amounts allegedly owed for services provided or for goods delivered by such creditors. Such lawsuits seek monetary damages ranging from approximately $1,700 to approximately $52,000 and approximately $125,000 in the aggregate. The Company disputes certain of those claims and will contest them. The Company is attempting to settle those claims it does not dispute.

EDWARD TECHNOLOGIES, INC. V. COUNTRY
STAR RESTAURANTS, INC. AND ROBERT SCHUSTER

         On or about March 18, 1997, Edwards Technologies, Inc. filed an action in Superior Court, Los Angeles County against the Company and Mr. Schuster seeking monetary damages in the amount of approximately $318,000 in respect of equipment sold to the Company for which the Company had allegedly not paid. On April 7, 1997, Edwards Technologies, Inc., pursuant to a settlement agreement with the Company, dismissed the action as against the Company in exchange for payment of $132,000. Edwards Technologies, Inc. reserved the right to continue to pursue its claims against Mr. Schuster. The Company may be obligated to indemnify Mr. Schuster against any judgment obtained by Edwards Technologies, Inc.

COUNTERCLAIM OF JOE BULAT

         The Company commenced an action against Joe Bulat to terminate its agreement with Mr. Bulat under which he was to provide parking for the Atlanta restaurant and to recover damages for breaches. Mr. Bulat has counterclaimed for damages of $110,000 based on alleged breaches of the agreement by the Company. The Company believes Mr. Bulat's counterclaim is meritless.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Commencing on December 15, 1993, the date of the Company's initial public offering, through April 21, 1995, the Company's Common Stock, par value $.01 per share (the "Common Stock") and redeemable warrants (the "Redeemable Warrants") were quoted on the NASDAQ SmallCap Market. On April 21, 1995, the Redeemable Warrants were redeemed by the Company and delisted from the NASDAQ SmallCap Market. From November 10, 1995 through May 10, 1997, the Company's 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), was quoted on the NASDAQ National Market. On May 10, 1997 the Convertible Preferred Stock was automatically converted into Common Stock. This automatic conversion occurred pursuant to the terms and privileges of the Preferred Stock as adopted by the Board of Directors of the Company. From November 10, 1995 through March 10, 1998 the Common Stock was quoted on the NASDAQ National Market. From March 11, 1998 to date the Common Stock was quoted on the OTC Bulletin Board. The high and low bid quotations, on a quarterly basis, for the Common Stock for calendar years 1996 and 1997 is set forth below. The prices for the Common Stock are adjusted to reflect a one-for-ten reverse split which became effective February 12, 1998 and all of the prices set forth below reflect inter-dealer prices, without retail mark up, mark down or commission and may not reflect actual transactions:

1997                                       Common Stock
                                         Quoted Bid Price
                                     High                Low
                                    ------             -------

First Quarter                       15 5/8              4 11/16
Second Quarter                       7 3/16             3 3/4
Third Quarter                        5 5/8              1 1/4
Fourth Quarter                       1 9/16               5/32

1996                                       Common Stock
                                         Quoted Bid Price
                                     High                Low
                                    ------             -------

First Quarter                       37 1/2             18 3/4
Second Quarter                      54 3/8             30
Third Quarter                       45 5/8             21 1/4
Fourth Quarter                      25 5/8              2 3/16

         On April 1, 1998, the closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board were $.19 and $.20, respectively.

         On April 1, 1998, there were 280 holders of record of Common Stock and approximately 6,650 beneficial owners of Common Stock.

         On March 10, 1998, the National Association of Securities Dealers, Inc. (the "NASD") delisted the Company's securities from the NASDAQ National Market because of the Company's failure to meet listing requirements concerning minimum bid price and market value of public float and advised the Company its securities may be eligible to trade on the OTC Bulletin Board. The Company will take all actions reasonably necessary for there to be an active trading market for its outstanding Common Stock.

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

INTRODUCTION

         The Company was formed in May of 1993 and, prior to the opening of the initial Country Star Restaurant on April 2, 1994, did not generate any revenue. The Company had revenues from Country Star Hollywood in 1995, its first full calendar year of operations, of approximately $5,200,000. During 1996, the Company had revenues of approximately $4,200,000 from Country Star Hollywood and approximately $3,850,000 from its other restaurants, for total revenues of approximately $8,050,000. During 1997, the Company had revenues of approximately $3,318,000 from Country Star Hollywood, approximately $2,686,000 from Country Star Las Vegas, and total revenues of approximately $6,279,000. Total operating expenses increased from approximately $11,850,000 in 1995, to approximately $27,637,000 in 1996 and to approximately $24,574,000 in 1997. The increase in operating expenses during 1996 and 1997 could not be funded by the increase in revenues. The Company continued to fund its operations by the private sale of the Company's equity securities. As of December 31, 1997, the Company anticipated that it would continue to have substantial capital needs that would not be funded from operations and would continue to need to raise capital through equity or debt financings.

         New management has been implementing operational changes since February 12, 1997, that it believes will help the Company realize income from operations. These operational changes include methods of revenue enhancement and reduction of direct operating costs and corporate overhead. The impact of these changes will not be realized until the second quarter of calendar year 1998 and subsequent periods. The Company believes that it will need additional capital to fund operations until it can obtain profitability.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

         For the year ended December 31, 1997, revenues of the Company decreased from approximately $8,059,000 to approximately $6,279,000. The decrease was attributable primarily to two factors: the closing of the Atlanta restaurant in early 1997 and decreased revenues from the Hollywood restaurant. The decrease in revenue of the Hollywood restaurant was attributable primarily the Company's inability during 1997 to expend significant sums on advertising and promotional activities.

         For the year ended December 31, 1997, the Company had a net loss of approximately $17,246,000. The Company believes that the loss was attributable to the Company's inability to overcome the factors that resulted in the Company's 1996 loss of approximately $16,780,000. During 1997 the Company expended substantial sums on activities relating to the possible reopening of the Atlanta restaurant. Ultimately, the Company determined that it would not be possible to reopen the Atlanta restaurant on a profitable basis. Costs and expenses for 1997 include a loss on disposal of assets of approximately $10,179,000 related to the closure of Atlanta and the sale of Las Vegas.

REVENUE

         FOOD AND BEVERAGE

         For the year ended December 31, 1997 food and beverage revenues were $5,745,000 representing approximately 91% of total revenue.

         MERCHANDISE

         For the year ended December 31, 1997 merchandise revenues were $534,000, representing approximately 9% of total revenue.

OPERATING EXPENSES

         FOOD AND BEVERAGE COST OF SALES

         Food and beverage cost of sales for the year ended December 31, 1997 were $1,924,000, representing approximately 33% of food and beverage revenue.

         MERCHANDISE COST OF SALES

         Merchandise cost of sales for the year ended December 31, 1997 were $452,000, which represented 85% of merchandise revenue. Management is in the process of reducing sales of low margin merchandise in order to reduce merchandise costs as a percentage of merchandise sales. In addition, the Company has introduced merchandise in the Las Vegas restaurant that emphasizes Las Vegas oriented themes in addition to the country theme.

         PAYROLL AND RELATED TAXES

         Payroll and related taxes at Country Star Hollywood were $2,651,000, representing approximately 42% of total revenues for the year ended December 31, 1997. Management believes the levels of labor costs were the result of inadequate controls and has taken steps to reduce labor costs as a percentage of total revenues for 1998. Such steps have included the termination of certain personnel and the reassignment of other personnel.

         RENT

         Rent expenses were $2,465,000 for the year ended December 31, 1997, representing approximately 39% of total revenue for year ended December 31, 1997. Rent expenses include amortization of total base rentals over a straight-line basis. Consequently, $798,000 of deferred rent expenses are included in 1997 rent expenses.

         OTHER OPERATING COSTS

         Other operating costs for the year ended December 31, 1997 were $1,274,000, representing approximately 20% of total revenue for the year ended December 31, 1997. Other operating costs consist primarily of repair and maintenance, restaurant supplies, restaurant entertainment, insurance, credit card fees, utilities and management fees.

INTEREST EXPENSE

         Interest expense was $410,000, and embedded interest expense was $2,346,000. Embedded interest expense arises from the discount feature of the convertible debt instruments and line of credit advances issued by the Company.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the year ended December 31, 1997 were $3,590,000. Selling, general and administrative expenses include corporate salaries of $786,000 including related payroll taxes and employee benefits, advertising and corporate promotions of $402,000, legal and professional fees of $1,124,000, insurance expense of $118,000, travel related costs of $63,000 and office rent of $80,000. The Company believes that it has taken sufficient steps to reduce selling, general and administrative expenses to a level commensurate with current sales levels.

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

REVENUE

         FOOD AND BEVERAGE

         For the year ended December 31, 1996 food and beverage revenues were $7,048,000 representing approximately 87% of total revenue

         MERCHANDISE

         For the year ended December 31, 1996 merchandise revenues were $1,011,000, representing approximately 13% of total revenue.

OPERATING EXPENSES

         FOOD AND BEVERAGE COST OF SALES

         Food and beverage cost of sales for the year ended December 31, 1996 were $2,223,000, representing approximately 32% of food and beverage revenue.

         MERCHANDISE COST OF SALES

         Merchandise cost of sales for the year ended December 31, 1996 were $657,000, which represented 65% of merchandise revenue. Current management is in the process of reducing sales of low margin merchandise in order to reduce merchandise costs as a percentage of merchandise sales.

         PAYROLL AND RELATED TAXES

         Payroll and related taxes were $3,918,000, representing approximately 49% of total revenues for the year ended December 31, 1996. Current management believes the levels of labor costs were the result of inadequate controls and has taken steps to reduce labor costs as a percentage of total revenues for 1997.

         RENT

         Rent expenses were $1,276,000 for the year ended December 31, 1996, representing approximately 16% of total revenue for year ended December 31, 1996. Rent expenses include amortization of total base rentals over a straight-line basis. Consequently, $227,000 of deferred rent expenses are included in 1996 rent expenses.

         OTHER OPERATING COSTS

         Other operating costs for the year ended December 31, 1996 were $1,967,000, representing approximately 24% of total revenue for the year ended December 31, 1996. Other operating costs consist primarily of repair and maintenance, restaurant supplies, restaurant entertainment, insurance, credit card fees, utilities and management fees.

INTEREST EXPENSE

         Interest expense was $376,000. Of this amount, $274,000 represents negotiated interest on Series B Preferred Stock issued and converted in the fourth quarter of 1996. Interest liability was satisfied by the issuance of 36,565 common shares on February 12, 1997 valued at $7.50 per share.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the year ended December 31, 1996 were $8,802,000 which exceeds total revenue for the year ended December 31, 1996. Selling, general and administrative expenses include corporate salaries of $1,502,000 including related payroll taxes and employee benefits, advertising and corporate promotions of $1,782,000, legal and professional fees of $627,000, insurance expense of $219,000, travel related costs of $120,000, office rent of $116,000, cost overruns for restaurant construction of $928,000, and the write off of certain pre-opening costs at Atlanta and Las Vegas that were in excess of budget of $2,080,000, and $1,429,000 of other costs.

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

         The impaired assets, primarily leasehold improvements, were written down by $5,584,458. This non-cash charge to operations increased the 1996 loss by $5.04 per share.

SETTLEMENT OF STOCKHOLDERS' CLAIMS

         See "Management's Discussion and Analysis - Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         GOING CONCERN

         The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended December 31, 1996 and December 31,1997, which indicated a substantial doubt as to the ability of the Company to continue as a going concern due to significant losses in 1996 and 1997 and cash flow shortages (See Independent Certified Public Accountants' Reports, pages F-2, and Note 6 of the Notes to Financial Statements.)

         At March 31, 1998 the Company had cash on hand of approximately $10,000. For the year ended December 31, 1997, the Company has primarily funded its capital requirements from proceeds from the issuance of debt and equity securities.

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

         SECONDARY OFFERING

         On November 10, 1995, the Company completed its Secondary Offering of 1,200,000 shares of 6% Cumulative Convertible Series A Preferred Stock. The net proceeds to the Company from the Secondary Offering, after deducting commissions and expenses, were approximately $11,200,000. The Company applied such net proceeds towards the continued development of Country Star Las Vegas and Country Star Atlanta, repayment of certain indebtedness, and working capital. The Company's Preferred Stock pays a cumulative, quarterly dividend at the rate of 6% per annum of the Preferred Stock's liquidation value, which is $12.00 per share, on each of December 31, March 31, June 30 and September 30 of each year commencing December 31, 1995, when, as and if declared by the Board of Directors out of funds legally available therefor. Dividends are payable in cash or Common Stock at the Company's election. The Preferred Stock is convertible into Common Stock commencing on February 8, 1996 at a conversion rate of 6 shares of Common Stock for each share of Preferred Stock, subject to adjustment in certain events (a "Conversion Price" of $2.00 per share). Unless previously converted or redeemed, The Preferred Stock was automatically converted into Common Stock May 10, 1997. Each holder of shares of Preferred Stock will be entitled to vote together with, and on all matters submitted to, the holders of Common Stock on an as-converted basis. Further, on or after May 8, 1996, in the event that the Common Stock shall have a closing bid price that is at least 170% of the Conversion Price for 20 out of 30 consecutive trading days ending within five
(5) days of the date of the notice of redemption, the Preferred Stock may be redeemed at the Company's option, in whole or in part, at $12.00 per share, plus any declared but unpaid dividends to the date fixed for redemption. In addition, on or after May 8, 1996, the Preferred Stock may be redeemed at the Company's option, in whole or in part, at the following per share prices, plus any declared but unpaid dividends:

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

         The secured loan agreement provides that Cameron has the fully assignable right to name three (3) members of the Board of Directors of the Company and that the Board of Directors shall not consist of more than five (5) members. Cameron assigned this right to Rubin as its agent. Immediately after the closing of the secured financing, Rubin's nominees, Darren Rice, William Wei and Robert Nardone were elected to the Board of Directors of the Company. The Board then elected Rubin to fill the last seat on the Board of Directors. The stockholders of the Company did not approve the granting of the security interests to Rubin or Cameron or the grant of the right to approve three members of the Board.

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

         Under the secured financing agreement, Rubin has made a $3,500,000 line of credit loan available to the Company, of which an initial advance of $500,000 was committed at closing. Rubin, in his sole discretion, may make additional advances to the Company under this line of credit, but is not required to make any such additional advances. All advances under the line of credit loan bear interest at the rate of prime plus four percent (4%), payable semi-annually commencing December 31, 1997. The principal balance of all line of credit advances are due and payable on October 9, 1999. In consideration for the initial line of credit advance of $500,000, the Company issued a warrant to acquire 16,667 shares of its common stock at an exercise price of $6.25 per share.

         All additional line of credit advances shall have the same terms and conditions as the initial line of credit advance. For each such additional advance, Rubin shall receive one (1) common stock purchase warrant for every $30 advanced. The exercise price for these warrants shall be $6.25 per share. All of the warrants issued or to be issued to Rubin shall be subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar corporate events.

         Cameron exchanged its 4,000 shares of Series B Convertible Preferred Stock of the Company, with an aggregate liquidation preference of $4,000,000, for a convertible term note in the principal amount of $4,000,000. The convertible term note bears interest at the rate of seven percent (7%) per annum, payable semi-annually commencing December 31, 1997. The principal balance is due and payable on October 9, 1999. Any portion or all of the principal amount of the note outstanding may be converted into common stock of the Company commencing ninety (90) days after the date of closing of the financing. Upon conversion, the Company shall issue that number of shares of its common stock obtained by dividing the principal amount of the loan converted by the lesser of
(i) $13.30; or (ii) 80% of the average closing bid price of the common stock for the five (5) consecutive trading days preceding the date of conversion. The maximum number of shares into which the convertible note may be converted shall not exceed 2,000,000. The conversion formula is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar transactions.

         In connection with the commitment to make the line of credit loan, Rubin and other investors in the Company agreed to settle certain claims against the Company for the amount of $1,950,000, plus $50,000 in fees and expenses. The Company has issued its convertible term notes in the aggregate amount of $1,950,000 and agreed to pay $50,000 to Rubin and these investors, in settlement of their claims. These convertible term notes contain the same terms and conditions as the convertible term note issued to Cameron, except that the holders of these convertible term notes may exercise their conversion feature at any time following the closing. The issuance was in settlement of claims arising out of the sale by the Company to Dan Rubin and other investors of 170,371 shares of Series A Preferred Stock and 30,667 shares of Common Stock Purchase Warrants for aggregate consideration of $2,300,000. The claims related to alleged misrepresentations of the financial condition of the Company and alleged misrepresentations concerning the Company's proposed future sales of equity. The amount of damages was determined as the difference between the aggregate purchase price of the securities paid by Mr. Rubin and the investors and the aggregate consideration of $350,000 received upon the sale of the securities.

         The line of credit advances by Rubin, Cameron's convertible term note and the convertible term notes issued in settlement of claims were all secured by a lien on substantially all of the tangible and intangible assets of the Company. In the event of default, the secured parties shall participate in the proceeds of the collateral in proportion to their outstanding debt.

FEBRUARY 18, 1998 FINANCIAL RESTRUCTURING

         Cameron Capital, Ltd. ("Cameron"), an institutional investor, had originally held $4,000,000 of convertible long term debt due on October 9, 1999 and bearing interest at the rate of seven percent (7%) per annum. Cameron had converted approximately $1,000,000 principal amount of the debt into Common Stock of the Company, leaving a balance due of approximately $3,000,000. A dispute between the Company and Cameron had arisen regarding the proper use of the proceeds realized by the Company from the agreements dated December 30, 1997, it had entered into regarding the modification of the lease of its Las Vegas facility. Cameron contended that the Company was obligated to use the proceeds to prepay its debt; the Company believed that the proceeds were needed for working capital and the repayment of other debt. Cameron had commenced legal action against the Company on February 13, 1998 in United States District Court for the Northern District of Illinois in which it sought recovery of the full $1,550,000 received by the Company in connection with the lease modification. Cameron had obtained a temporary restraining order which prohibited the Company from using any of the proceeds of the lease modification until the dispute could be resolved. The Company and Cameron agreed to settle Cameron's legal action in order to avoid the uncertainty of litigation and the expense of proceeding through discovery and trial.

         Under the terms of the Settlement Agreement dated February 18, 1998 (the "Settlement Agreement"), Cameron agreed to dismiss its legal action against the Company and to accept as a full settlement of its long term debt aggregate consideration consisting of a cash payment of $1,300,000 payable at closing and the issuance of 670,000 shares of the Company's Common Stock, par value $.01 per share. Cameron does not have any registration rights with respect to the Common Stock but is eligible to resell certain amounts immediately pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended. The Settlement Agreement provides for mutual releases of all claims held by the Company against Cameron and by Cameron against the Company and Dan Rubin, its Chief Executive Officer and President.

         The Company was able to fund the cash payment of the Agreement with Cameron with the proceeds it received from a $1,300,000 line of credit loan to the Company made by an institutional investor (the "Lender"). The institutional investor is a pension trust controlled by Dan Rubin's father. This sum was lent to the Company pursuant to the terms and conditions of the Loan and Security Agreement dated February 12, 1997 between the Company, Cameron and various lenders. This loan is due on October 9, 1999 and bears interest at the rate of prime plus four percent (4%). The Lender also received warrants to acquire 43,333 shares of the Company's Common Stock at an exercise price of $6.25 per share. Any portion or all of the principal amount of the line of credit advance made by Lender outstanding may be converted into Common Stock of the Company. Upon conversion, the Company shall issue that number of shares of its Common Stock obtained by dividing the principal amount of the loan converted by the lesser of (i) $13.30, or (ii) 80% of the average closing bid price of the Common Stock for the five
(5) consecutive trading days preceding the date of conversion. The conversion formula is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar transactions. The Loan and Security Agreement was also amended to provide for immediate repayment of the loan in the event of any change in control of the Company.

PRIVATE PLACEMENTS DURING 1997 AND 1998

         On May 7, 1997, the Company sold pursuant to Regulation S under the Securities Act of 1933, as amended (the "Act") 5% Convertible Debentures for $700,000 to institutional investors abroad, convertible 41 days after closing at a price equal to 70% of the average closing bid price during the 5 days preceding the conversion date.

         On May 28, 1997, the Company sold pursuant to Regulation S under the Act 5% Convertible Debentures for $500,000 to institutional investors abroad, convertible 41 days after closing at a price equal to 70% of the average closing bid price during the 5 days preceding the conversion date.

         On June 30, 1997, the Company issued warrants to acquire 150,000 shares of its Common Stock at an exercise price of $2.10 per share to a private investor. The warrants were exercised immediately and the Company issued 150,000 shares of its Common Stock to the private investors. The Company received net proceeds from the exercise of the warrants of $315,000. No commissions or fees were paid by the Company.

         During July/August 1997, the Company sold in a private offering an aggregate of 357,857 shares of its Common Stock at a price of $2.80 per share, for a total offering price of $1,002,000. Josephthal Lyon & Ross Inc. acted as placement agent and received commissions of approximately $107,000. The net proceeds received by the Company were approximately $895,000.

         During October, 1997 the Company issued 1,045,743 shares of Common Stock to investors in consideration for a full release of alleged claims arising out of securities sold to them by the Company from May, 1997 through August, 1997. These claims alleged that the securities sold had been unfairly priced and the additional shares were issued to give the investors an overall price that reflected the market value of the Common Stock at the time of settlement.

         During December, 1997, the Company issued 225,000 shares of Common Stock to Cirrus LLC in partial consideration for the

Company's purchase of Cirrus' interest in the limited liability company which owned the Company's restaurant in Las Vegas.

         During February, 1998, the Company issued 670,000 shares of Common Stock to Cameron under a Settlement Agreement relating to settlement of the Company's long term debt obligation to Cameron.

         On  February  12,  1997,  all of the  outstanding  shares  of  Series B
Convertible Preferred Stock were exchanged by the holder, Cameron Capital Ltd. for a Convertible Term Note ("Note") in the principal amount of $4,000,000. The Note may be converted into common stock commencing ninety (90) days after the date of closing of the financing. Upon conversion, the Company shall issue that number of shares of its Common Stock obtained by dividing the principal amount of the loan converted by the lesser of (i) $13.30, or (ii) 80% of the average closing bid price of the Common Stock for the five (5) consecutive trading days preceding the date of conversion. According to the Note Agreement, the maximum number of shares into which the Note may be converted shall not exceed 300,000. The maximum number of shares into which the note was convertible has been amended without obtaining shareholder approval to a maximum of 2,000,000 shares. As of December 31, 1997, Cameron had converted $1,004,643 principal amount of its note into 1,505,000 shares. As of November 4, 1997, Rubin and the other investors who received convertible notes in the aggregate principal amount of $1,950,000 had converted the entire $1,950,000 principal amount into 1,780,000 shares of Common Stock plus an additional 300,000 shares of common stock for interest and penalty.

SEASONALITY

         The Company does not believe that seasonality will have a material impact on the Company's overall operations once it has fully established Country Star Las Vegas. Country Star Hollywood is in a location that experiences significantly higher traffic during the summer months due to its popularity as a tourist destination.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1997, the Company had a net operating loss carryforward for Federal tax purposes of approximately $35,500,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $12,000,000 for state purposes which will expire if unused between 1998 and 2002. A valuation allowance has been recognized for 1997 and 1996 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1997, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

         Under Section 382 of the Code ("Section 382"), the utilization of net operating loss carryforwards is limited after an ownership change, as defined in
Section 382, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the three (3) calendar month period ending with the calendar month in which the ownership change occurred. Due to the ownership change as a result of the secondary offering completed in November, 1995, the Company is subject to an annual limitation on the use of its pre-1996 net operating losses of approximately $1,000,000 per year. Therefore, in the event that the Company achieves profitability in excess of the annual limitation amount, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in such year. The determination of whether a change in control has occurred can be a very complex and time consuming process. The Company is not currently in a position to determine whether additional changes in control might have occurred since November 1995.

IMPACT OF INFLATION

         Increases in food and labor costs and interest rates directly affect the Company. Many of the Company's employees at Country Star Hollywood are paid, and many of the Company's employees at Country Star Las Vegas will be paid at hourly rates related to the Federal minimum wage. Any increases in the Federal minimum wage in the future would further increase the Company's operating expenses. In addition, the Company's leases at Country Star Hollywood and Country Star Las Vegas require the Company, among other things, to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to inflation, as well as percentage rent and periodic escalations of annual rents. Any future leases that the Company may enter into with respect to any future Country Star Restaurants may also contain similar provisions.

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

         On March 18, 1996, the Company engaged BDO Seidman, LLP to replace E&Y as the Company's independent auditor, effective immediately, and contemporaneously filed a Current Report on Form 8-K relating thereto. On November 12, 1996, the Company terminated the firm of BDO Seidman, LLP as independent auditor, and contemporaneously filed a Current Report on Form 8-K relating thereto. For the period beginning with the retention of BDO Seidman, LLP and ending with its termination, its reports on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since retaining BDO Seidman, LLP, the Company has not had any disagreements with it on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

         On March 29, 1997, the Company engaged the services of Cacciamatta Accountancy Corporation to serve as the Company's independent auditor. Contemporaneously with the dismissal of Deloitte & Touche LLP and the retention of Cacciamatta Accountancy Corporation the Company filed a Current Report on

Form 8-K relating thereto. (See Part IV Item 13 "Exhibits and Reports on Form 8-K.)

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is biographical information for each director of the Company.

         DAN RUBIN, age 26, became Chief Executive Officer, President and a director of the Company on February 12, 1997. He has been a private investor during the past five years. He is the President and Chief Executive Officer of Rubin Investment Group, a private investment company which makes equity and debt investments in private and publicly held companies. Prior to joining the Company, Mr. Rubin had no experience in managing or supervising the operations of a business comparable to the Company.

         ROBERT A. NARDONE, JR., age 31, became a Director of the Company on February 12, 1997. He has been a senior loan officer of Summit Bank since November, 1992.

         DARREN C. RICE, age 28, became a Director of the Company on February 12, 1997. He has been President of Cornerstone Financial, Inc., a mortgage banking company since October, 1995. From November, 1992 to October, 1995 he was a mortgage sales representative for Norwest Mortgage, Inc.

         DIRECTORS AND EXECUTIVE OFFICERS

         The names and ages of the directors and executive officers of the Company continuing in office, and of executive officers who held office during 1997 are set forth below.

     NAME                           AGE               POSITION HELD
     ----                           ---               -------------

Dan J. Rubin                        26           President, Chief Executive
                                                   Officer and Director
Robert A. Nardone, Jr.              31           Director

Darren C. Rice                      28           Director

Robert L. Davidson                  46           Secretary

Robert J. Schuster(1)               53           Formerly Chairman of the Board
                                                   of Directors, Chief Executive
                                                     Officer and Secretary

----------------------------
(1) ROBERT J. SCHUSTER was Chairman of the Board, Chief Executive Officer and Secretary of the Company from its inception to February, 1997.

         Mr. Nardone and Mr. Rice serve on the Audit Committee and Compensation Committee of the Company's Board of Directors.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE: Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC and with The NASDAQ Stock Market. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by it, or written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended December 31, 1997, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to the Chief Executive Officer and executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 1995, 1996 and 1997.

                                                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                         ----------------------
                                  ANNUAL COMPENSATION                               AWARDS                    PAYOUTS
                                  -------------------                               ------                    -------
                                                                                          SECURITIES
                                                           OTHER ANNUAL     RESTRICTED    UNDERLYING    ALL OTHER
     NAME AND                YEAR    SALARY($)     BONUS     COMPEN-          STOCK        OPTIONS/      LTIP       COMPEN-
PRINCIPAL POSITION                                           SATION($)       AWARDS($)      SARS(#)     PAYOUTS($)  SATION($)
------------------                                           ---------       ---------      -------     ----------  ---------
Dan Rubin                    1997    $  42,769(1)  35,000(2)   ---              ---           ---          ---         ---
  President and              1996          ---        ---      ---              ---           ---          ---         ---
  Director                   1995          ---        ---      ---              ---           ---          ---         ---
Robert J. Schuster           1997    $  31,250        ---      ---              ---           ---          ---         ---
  Former Chief Executive     1996    $ 250,000   $ 40,000    $   0            $   0           ---        $   0       $   0
  Officer, Secretary and     1995    $ 250,000   $      0    $   0            $   0           ---        $   0       $   0
  Director



----------------------------
(1) Mr. Rubin's compensation is payable at the rate of $20,000 per month. To date, Mr. Rubin has received $42,769 of his 1997 salary from the Company and the balance of $170,000 has been accrued.

(2) Mr. Rubin's bonus was paid by this issuance of 37,000 shares of Common Stock of the Company, valued at $35,000.

1997 OPTION GRANTS

         The following table shows information regarding grants of stock options in 1997 to the executive officers named in the Summary Compensation Table.


                                 INDIVIDUAL GRANTS
-------------------------------------------------------------------------------
     (a)                    (b)          (c)             (d)            (e)
                          Number of   % of Total
                         Securities    Options
                         Underlying   Granted to       Exercise
                          Options      Employees       or Base
Executive Officer         Granted   in Fiscal Year    Price ($/Sh)    Exp. Date
-----------------         -------   --------------    ------------    ---------



Dan Rubin                   ---           ---              ---           ---

Robert J. Schuster          ---           ---              ---           ---

1997 OPTION EXERCISES AND YEAR-END VALUES

         The following table shows information regarding the exercise of stock options during 1997 by the executive officers named in the Summary Compensation Table and the number and value of any unexercised stock options as of December 31, 1997.

       (a)                 (b)             (c)             (d)              (e)

                                                       Number of
                                                       Securities      Value of
                                                       Underlying      Unexercised
                                                       Unexercised     In-The-Money
                          Shares                       Options at      Options at
                         Acquired                      FY-End (#)      FY-End ($)
                           on              Value       Exercisable/    Exercisable/
Executive Officer       Exercise (#)     Realized ($)  Unexercisable   Unexercisable
-----------------       ------------     ------------  -------------   -------------
Dan Rubin                   ---              ---           ---              ---

Robert J. Schuster          ---              ---           ---              ---

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

         The following table shows as of April 9, 1998 the beneficial ownership of Common Stock by any holder of more than five percent (5%) of the outstanding shares, each nominee, by each of the incumbent executive officers and directors, and such directors and executive officers as a group.

                                                     COMMON STOCK
                                                     ------------

                                                 AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP(1)

                                                     EXERCISABLE         PERCENT
         NAME AND ADDRESS OF              DIRECTLY     OPTIONS             OF
         BENEFICIAL OWNER                  OWNED      AND NOTES           TOTAL
         ----------------                  -----      ---------           -----

Dan J. Rubin                                ---       5,041,667           36.9%
c/o Country Star Restaurants, Inc.
4929 Wilshire Boulevard, Suite 428
Los Angeles, California 90010

Robert A. Nardone, Jr.                      ---             ---            ---
c/o Country Star Restaurants, Inc.
4929 Wilshire Boulevard, Suite 428
Los Angeles, California 90010

Darren C. Rice                              ---             ---            ---
c/o Country Star Restaurants, Inc.
4929 Wilshire Boulevard, Suite 428
Los Angeles, California 90010

Cameron Capital Ltd.                    749,589             ---            9.1%
10 Cavendish Road
Hamilton HM 19, Bermuda

All incumbent officers, directors           ---             ---           36.9%
  and director nominees as a
  group

----------------------------
(1) The shares of Common Stock owned by each person or by the group, and the shares included in the total number of shares of Common Stock outstanding, have been adjusted in accordance with Rule 13d-3 under the Securities Act of 1934, as amended, to reflect the ownership of shares issuable upon exercise of outstanding options, warrants, convertible debt or other common stock equivalents which are exercisable within 60 days. As provided in such Rule, such shares issuable to any holder are deemed outstanding for the purpose of calculating such holder's beneficial ownership but not any other holder's beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Management's Discussion and Analysis of Operations - Capital Resources, February 12, 1997 Financing and Change in Control, Private Placements During 1997 and 1998 and February 18, 1998 Financial Restructuring."

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

1        3.1         Certificate of Incorporation of the Company

2        3.2         Amendment to Certificate of Incorporation

*        3.3         Amendment to  Certificate of  Incorporation  dated June 27,
                     1997 (authorization of additional shares)

*        3.4         Amendment to  Certificate of  Incorporation  dated February
                     10, 1998 (reverse split)

3        3.5         Amended By-Laws of the Company

*       10.1         Lease  between   Copperfield   Investment  and  Development
                     Company  and the Company  relating to office  space at 4929
                     Wilshire Boulevard, Los Angeles,  California, dated May 28,
                     1997

4       10.2         (a) Lease Agreement by and between MCA Development  Company and Roma, LA, Inc., dated May 27, 1987

                     (b) First Amendment to Lease dated May 27, 1987, by and between MCA Development Company and Roma California, Inc., as successor-in-interest to Roma LA, Inc., dated July 28, 1998

                     (c) Assignment and Assumption of Lease by and between Roma California, Inc., a successor-in-interest to Roma LA, Inc., Romacorp., Inc., as successor-in-interest to Roma Corporation and the Company, dated January 31, 1994

                     (d) Consent   to  Lease   Assignment   by  and   among  MCA
                     Development Company, Roma California, Inc., Roma LA, Inc., Roma Corporation and the Company, dated February 1, 1994

5       10.3         Lease by and between  Four Seas  Investment  Company,  M.D.
                     Hope Close Trust R-21 and the Company with respect to the Las Vegas restaurant, dated February 15, 1995

6       10.4         Agreement  regarding  new lease  for Las  Vegas  restaurant between  Restaurant  Ventures of Nevada,  Inc.  and Country
                     Star Restaurants, Inc., dated December 30, 1997

6       10.5         LLC Interest Purchase  Agreement and Assignment between the
                     Company and Mirage Resorts, Inc., dated December 30, 1997

*       10.6         Settlement Agreement by and between 3030 Peachtree,  L.L.C.
                     and the Company, dated December 23, 1997

7       10.7         Secured Loan  Agreement  among Dan Rubin,  Cameron  Capital
                     Ltd. and the Company, dated February 12, 1997

*       10.8         Settlement  Agreement  between Cameron Capital Ltd. and the
                     Company, dated February 18, 1998

*       10.9         Refinancing  Agreement  between Roy B. Rubin,  M.D.,  P.C.,
                     M.P.P.P. and the Company1* Filed herewith.,  dated February
                     18, 1998

----------------------------
1 Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 33-67526-A.

2 Previously filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-96450.

3 Previously filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 333-05105.

4 Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993. (filed March 30, 1994).

5 Previously filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 33-33393.

6        Previously  filed as an exhibit to the Company's Form 8-K dated January
         20, 1998.

7 Previously filed as an exhibit to the Company's Form 8-K dated February 12, 1997.

*        Filed herewith.

     (b) Reports on Form 8-K.

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

         On April 29, 1997, the Company filed a Current Report on Form 8-K on litigation involving its Atlanta restaurant.

         On May 7, 1997, the Company filed a Current Report on Form 8-K in connection with a sale pursuant to Regulation S under the Act of 5% Convertible Debentures in the amount of $700,000 to institutional investors.

         On May 28, 1997 the Company filed a Current Report on Form 8-K in connection with the sale pursuant to Regulation S under the Act of Convertible Debt in the amount of $500,000.

         On November 7, 1997, the Company filed a Current Report on Form 8-K in connection with a sale pursuant to Regulation S under the Act of 5% Convertible Debentures in the amount of $150,000 to institutional investors and the issuance of 5,000,000 shares of Common Stock to institutional investors in consideration of the release of alleged claims against the Company arising out of securities sold by the Company.

         On January 20, 1998, the Company filed a Current Report on Form 8-K on the sale of its interest in the restaurant operations of the Company's Las Vegas, Nevada restaurant and entering into a new lease of the restaurant directly to the Company.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed this 15th day of April, 1998.


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

Signature                       Title                    Date
---------                       -----                    ----

                           President, Chief
                          Executive Officer
/s/ DAN J. RUBIN            and Director             April 15, 1998
---------------------     -----------------
    Dan J. Rubin



/s/ ROBERT A. NARDONE         Director               April 15, 1998
---------------------      ---------------
    Robert A. Nardone



/s/ DARREN RICE               Director               April 15, 1998
---------------------      ---------------
    Darren Rice

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants ..........................F-2

Consolidated Balance Sheet as of December 31, 1997 ..........................F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 1997 and 1996 .........................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1997 and 1996 .........................................F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997 and 1996 .........................................F-6

Notes to Consolidated Financial Statements ..................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Country Star Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Country Star Restaurants, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Country Star Restaurants, Inc. as of December 31, 1997, and the results of their operations and their cash flows for each of the two years ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has experienced significant losses in 1996 and 1997, and is experiencing cash flow shortages. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.




                                 CACCIAMATTA ACCOUNTANCY CORPORATION
Irvine, California
April 8, 1998

                         COUNTRY STAR RESTAURANTS, INC.
                           Consolidated Balance Sheet
                               December 31, 1997

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,218,845
  Inventories                                                           231,762
  Other                                                                 189,757
                                                                   ------------

    TOTAL CURRENT ASSETS                                              1,640,364
                                                                   ------------

PROPERTY AND EQUIPMENT AT COST, NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION OF $1,061,470:
  Leasehold improvements                                              3,431,250
  Furniture and equipment                                             1,382,755
  Memorabilia                                                           372,367
                                                                   ------------

    TOTAL PROPERTY AND EQUIPMENT                                      5,186,372

OTHER                                                                   267,423
                                                                   ------------

                                                                   $  7,094,159
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                   $    900,000
  Accounts payable                                                      375,988
  Accrued legal expenses                                                332,000
  Accrued salaries                                                      264,352
  Other accrued expenses                                                121,074
                                                                   ------------

    TOTAL CURRENT LIABILITIES                                         1,993,414

CONVERTIBLE DEBT                                                      3,145,358
                                                                   ------------

    TOTAL LIABILITIES                                                 5,138,772
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $0.001 par value, 2,000,000 shares authorized,
       no shares issued and outstanding                                      --
  COMMON STOCK,  $0.01 par value, 250,000,000 shares authorized,
       7,872,755 shares issued and outstanding                           78,728
  ADDITIONAL PAID-IN CAPITAL                                         47,201,242
  ACCUMULATED DEFICIT                                               (45,324,583)
                                                                   ------------

    NET STOCKHOLDERS' EQUITY                                          1,955,387
                                                                   ------------

                                                                   $  7,094,159
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         COUNTRY STAR RESTAURANTS, INC.
                      Consolidated Statements of Operations

                                                          YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                           1997            1996
                                                       ------------    ------------
REVENUES:
  Food and beverage                                    $  5,744,789    $  7,048,023
  Merchandise                                               534,273       1,011,392
                                                       ------------    ------------

                                                          6,279,062       8,059,415
                                                       ------------    ------------
COST AND EXPENSES:
  Cost of revenues:
    Food and beverage                                     1,924,113       2,222,506
    Merchandise                                             451,942         656,760
  Labor                                                   2,650,871       3,917,988
  Rent                                                    2,465,450       1,275,860
  Other restaurant operating                              1,273,895       1,967,020
  Selling, general and administrative                     3,590,291       8,801,764
  Depreciation and amortization                           1,058,608       1,210,685
  Settlement of stockholders' claims                        980,384       2,000,000
  Loss on disposal of assets                             10,178,560              --
  Impairment of long-lived assets                                --       5,584,458
                                                       ------------    ------------

                                                         24,574,114      27,637,041
                                                       ------------    ------------

LOSS FROM OPERATIONS                                    (18,295,052)    (19,577,626)
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                             7,254         302,626
  Interest expense                                         (410,281)       (375,936)
  Embedded interest expense                              (2,346,286)             --
                                                       ------------    ------------

                                                         (2,749,313)        (73,310)
                                                       ------------    ------------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM    (21,044,365)    (19,650,936)

MINORITY INTEREST                                         2,124,446       2,870,554
                                                       ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                          (18,919,919)    (16,780,382)

EXTRAORDINARY ITEM - SETTLEMENT OF TRADE PAYABLES         1,673,629              --
                                                       ------------    ------------

NET LOSS                                               $(17,246,290)   $(16,780,382)
                                                       ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Loss before extraordinary item                       $      (5.90)   $     (15.54)
  Extraordinary item                                           0.52              --
                                                       ------------    ------------

  Net loss per common share                            $      (5.38)   $     (15.54)
                                                       ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                              3,208,465       1,107,481
                                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                              COUNTRY STAR RESTAURANTS, INC.
                                     Consolidated Statements of Stockholders' Equity
                                          Years Ended December 31, 1997 and 1996

                                                                 Preferred Stock                Preferred Stock
                                                                   Series A                         Series B
                                                          ----------------------------    ----------------------------
                                                             Number                          Number
                                                            of Shares        Amount         of Shares        Amount
                                                          ------------    ------------    ------------    ------------
Balance, January 1, 1996                                     1,277,089    $      1,277              --    $         --
Common stock issued in settlement of legal claim                    --              --              --              --
Common stock issued in a private placement                          --              --              --              --
Preferred stock converted to common                         (1,047,015)         (1,047)             --              --
Common stock issued for dividends on preferred stock                --              --              --              --
Common stock issued for the exercise of warrants                    --              --              --              --
Common stock issued for payment of financing charges                --              --              --              --
Issuance of preferred stock in a private placement             170,371             170              --              --
Issuance of preferred stock in a private placement                  --              --           4,000               4
Preferred stock converted to convertible debt                       --              --          (4,000)             (4)
Unamortized stock option cost                                       --              --              --              --
Amortization of stock option cost                                   --              --              --              --
Net loss                                                            --              --              --              --
                                                          ------------    ------------    ------------    ------------
Balance, December 31, 1996                                     400,445             400              --              --
Common stock issued for dividends on preferred stock                                                --              --
Preferred stock converted to common                           (400,445)           (400)             --              --
Common stock issued for the exercise of warrants                    --              --              --              --
Common stock issued upon conversion of debt                         --              --              --              --
Common stock issued in private placements
     net of issuance costs of $107,357                              --              --              --              --
Common stock issued in settlement of trade payables                 --              --              --              --
Common stock issued for purchase of CSLV interest                   --              --              --              --
Common stock issued in settlement of claims                         --              --              --              --
Additional paid-in capital related to embedded interest             --              --              --              --
Common stock issued for officer bonus                               --              --              --              --
Common stock issued for payment of financing charges                --              --              --              --
Common stock issued for services                                    --              --              --              --
Amortization of stock option cost                                   --              --              --              --
Net loss                                                            --              --              --              --
                                                          ------------    ------------    ------------    ------------
Balance, December 31, 1997                                          --    $         --              --    $         --
                                                          ============    ============    ============    ============

                                                                     Common Stock
                                                      ------------------------------------------
                                                                                Amount               Additional      Unamortized
                                                        Number of   ----------------------------       Paid-in      Stock Option
                                                         Shares       Per Share        Total           Capital          Cost
                                                      ------------  ------------    ------------    ------------    ------------
Balance, January 1, 1996                                   594,758  $         --    $      5,948    $ 29,454,152    $   (232,892)
Common stock issued in settlement of legal claim             4,319  $      18.52              43          79,957              --
Common stock issued in a private placement                 120,619  $20.00-35.00           1,206       3,406,051              --
Preferred stock converted to common                        628,209                         6,282          (5,235)             --
Common stock issued for dividends on preferred stock        20,082  $ 7.20-41.80             201         432,579              --
Common stock issued for the exercise of warrants            24,200  $      20.93             242         506,258              --
Common stock issued for payment of financing charges        36,565  $       7.50             366         273,873              --
Issuance of preferred stock in a private placement              --            --              --       2,209,830              --
Issuance of preferred stock in a private placement              --            --              --       3,667,496              --
Preferred stock converted to convertible debt                   --            --              --      (3,667,496)             --
Unamortized stock option cost                                   --            --              --         249,250        (249,250)
Amortization of stock option cost                               --            --              --              --         336,935
Net loss                                                        --            --              --              --              --
                                                      ------------  ------------    ------------    ------------    ------------
Balance, December 31, 1996                               1,428,752                        14,288      36,606,715        (145,207)
Common stock issued for dividends on preferred stock         2,117  $       5.63              21          11,889              --
Preferred stock converted to common                        240,267                         2,403          (2,003)             --
Common stock issued for the exercise of warrants           200,000  $   .75-4.00           2,000         405,500              --
Common stock issued upon conversion of debt              3,700,670  $   .25-2.84          37,007       4,117,635              --
Common stock issued in private placements
     net of issuance costs of $107,357                     407,244  $   .62-2.80           4,072         973,209              --
Common stock issued in settlement of trade payables        260,962  $  2.50-4.25           2,610         980,579              --
Common stock issued for purchase of CSLV interest          225,000  $       1.44           2,250         322,750              --
Common stock issued in settlement of claims              1,045,743  $        .94          10,457         969,927              --
Additional paid-in capital related to embedded interest         --                            --       2,346,286              --
Common stock issued for officer bonus                       37,000  $        .95             370          34,630              --
Common stock issued for payment of financing charges       300,000  $   .88-2.80           3,000         325,000              --
Common stock issued for services                            25,000  $       4.38             250         109,125              --
Amortization of stock option cost                               --                            --              --         145,207
Net loss                                                        --                            --              --              --
                                                      ------------                  ------------    ------------    ------------
Balance, December 31, 1997                               7,872,755                  $     78,728    $ 47,201,242    $         --
                                                      ============                  ============    ============    ============

                                                                           Total
                                                        Accumulated    Stockholders'
                                                         Deficit          Equity
                                                       ------------    ------------
Balance, January 1, 1996                               $(10,853,221)   $ 18,375,264
Common stock issued in settlement of legal claim                 --          80,000
Common stock issued in a private placement                       --       3,407,257
Preferred stock converted to common                              --              --
Common stock issued for dividends on preferred stock       (432,780)             --
Common stock issued for the exercise of warrants                 --         506,500
Common stock issued for payment of financing charges             --         274,239
Issuance of preferred stock in a private placement               --       2,210,000
Issuance of preferred stock in a private placement               --       3,667,500
Preferred stock converted to convertible debt                    --      (3,667,500)
Unamortized stock option cost                                    --              --
Amortization of stock option cost                                --         336,935
Net loss                                                (16,780,382)    (16,780,382)
                                                       ------------    ------------
Balance, December 31, 1996                              (28,066,383)      8,409,813
Common stock issued for dividends on preferred stock        (11,910)             --
Preferred stock converted to common                              --              --
Common stock issued for the exercise of warrants                 --         407,500
Common stock issued upon conversion of debt                      --       4,154,642
Common stock issued in private placements
     net of issuance costs of $107,357                           --         977,281
Common stock issued in settlement of trade payables              --         983,189
Common stock issued for purchase of CSLV interest                --         325,000
Common stock issued in settlement of claims                      --         980,384
Additional paid-in capital related to embedded interest          --       2,346,286
Common stock issued for officer bonus                            --          35,000
Common stock issued for payment of financing charges             --         328,000
Common stock issued for services                                 --         109,375
Amortization of stock option cost                                --         145,207
Net loss                                                (17,246,290)    (17,246,290)
                                                       ------------    ------------
Balance, December 31, 1997                             $(45,324,583)   $  1,955,387
                                                       ============    ============

                         COUNTRY STAR RESTAURANTS, INC.
                      Consolidated Statements of Cash Flows

                                                                YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(17,246,290)   $(16,780,382)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                               1,058,608       1,210,685
    Stock issued in settlement of legal claim                          --          80,000
    Embedded interest expense                                   2,346,286              --
    Stock issued for settlement of stockholders' claims           980,384       2,000,000
    Stock issued for services                                     109,375              --
    Stock issued for settlement of trade payables                 670,689              --
    Stock issued for financing charges                            328,000         274,239
    Stock issued for officer bonus                                 35,000              --
    Amortization of stock options cost                            145,207         336,935
    Loss on disposal of assets                                 10,178,560              --
    Impairment of long-lived assets                                    --       5,584,458
    Extraordinary gain on settlement of trade payables         (1,673,629)             --
    Minority interests                                         (2,124,446)     (2,870,554)
  Changes in assets and liabilities:
    Decrease (increase) in inventories                            512,845        (363,999)
    Decrease (increase) in preopening costs                            --        (300,000)
    Decrease (increase) in prepaid expenses and other             141,378        (467,830)
    Decrease (increase) in other non-current assets                45,901        (104,899)
    (Decrease) increase in accounts payable                      (506,086)      2,955,362
    Increase in accrued expenses                                  177,234         563,990
                                                             ------------    ------------

    Net cash used by operating activities                      (4,820,984)     (7,881,995)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                             --     (15,109,955)
  Proceeds from disposal of assets                              1,550,000              --
  Proceeds received from minority interests                            --       4,500,000
                                                             ------------    ------------

    Net cash provided (used) by investing activities            1,550,000     (10,609,955)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    900,000              --
  Proceeds from convertible debt                                1,350,000              --
  Net proceeds from issuance of common and preferred stock      1,384,781       9,791,257
  Capital lease payments                                          (94,157)       (110,777)
                                                             ------------    ------------

    Net cash provided by financing activities                   3,540,624       9,680,480
                                                             ------------    ------------

Net increase (decrease) in cash                                   269,640      (8,811,470)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      949,205       9,760,675
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  1,218,845    $    949,205
                                                             ============    ============

                                                                               (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                                     COUNTRY STAR RESTAURANTS, INC.
                           Consolidated Statements of Cash Flows (continued)

                                                                              YEAR ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                              1997               1996
                                                                           ----------         ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Equipment acquired with capital leases                                   $       --         $  288,474

  Common stock issued to settle capital lease obligations                     312,500                 --

  Common stock issued in acquisition of additional CSLV interest              325,000                 --

  Pre-development costs transferred to leasehold improvements                      --          1,142,012

  Investments in and advances to Las Vegas, LLC transferred
    to leasehold improvements                                                      --            852,488

  Note payable transferred to the equity in Las Vegas, LLC                         --            495,000

  Warrants given for promotional services to be provided
    in the future                                                                  --            249,250

  Common stock issued upon conversion of debt                               4,154,642                 --

  Conversion of preferred stock to convertible debt net of
    $332,500 of debt issuance costs                                                --          3,667,500

SUPPLEMENTAL DISCLOSURE:

  Cash paid during the year for interest                                   $   82,281         $   44,810
                                                                           ==========         ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Country Star Restaurants, Inc. and its majority owned subsidiary, Country Star Las Vegas, LLC (CSLV) (collectively, the "Company"). Effective December 30, 1997, as discussed in Note 3, the Company sold its interest in CSLV. All material intercompany transactions and accounts have been eliminated in consolidation.

      NATURE OF BUSINESS

      The Company was formed for the purpose of owning and operating country music, theme-oriented, casual dining restaurants in various locations throughout the United States. The restaurants are operated under the name "Country Star" followed by the name of the city.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less. At December 31, 1997, the Company had no cash equivalents, and virtually all demand deposits were with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

      INVENTORIES

      Inventories, consisting primarily of merchandise, are stated at the lower of cost (first-in, first-out) or market.

      PROPERTY AND EQUIPMENT

      SFAS 121, whose provisions were adopted by the Company in 1996, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Construction costs overruns and continuing operating losses were indicators of potential impairment of the Company's three restaurants. Accordingly, the carrying values of these assets were written down to the Company's estimates of fair values. Fair value was based principally on a thorough analysis of comparable theme-based restaurant assets and an appraisal of one of the Company's restaurants.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PROPERTY AND EQUIPMENT (CONTINUED)

      The impairment recorded in 1996 by restaurant location and asset type was as follows:

                                LEASEHOLD        FURNITURE AND
                               IMPROVEMENTS        EQUIPMENT           TOTAL
                               ------------      -------------     ------------
Country Star Hollywood         $  1,307,363      $     365,063     $  1,672,426
Country Star Las Vegas            2,354,330                 --        2,354,330
Country Star Atlanta              1,557,702                 --        1,557,702
                               ------------      -------------     ------------

                               $  5,219,395      $     365,063     $  5,584,458
                               ============      =============     ============



      This non-cash charge to operations increased the 1996 loss by $5.04 per share.

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

                                                                    YEARS
                                                                    -----
                  Furniture and equipment                           5 - 8
                  Memorabilia                                           5
                  Leasehold improvements                               18

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

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


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

      STOCK-BASED COMPENSATION

      The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

      ADVERTISING AND PROMOTIONAL COSTS

      Costs of advertising and promotion are expensed either as incurred or the first-time advertising and promotion takes place. Such costs were $402,000 in 1997 and $1,782,000 in 1996.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      NET EARNINGS PER SHARE

      The Company adopted FASB Statement No. 128, Earnings Per Share ("SFAS 128"), which is effective for all interim and annual periods ending after December 15, 1997. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

      As required by SFAS 128, earnings per share is computed based upon the weighted average common shares outstanding for the year. Earnings per share excludes the effect of outstanding warrants and stock options and the conversion of convertible debt because the effect of their inclusion would be antidilutive, as defined in the Statement. In conjunction with SFAS 128, the Company has restated the accompanying 1996 consolidated financial statements for all per share data presented.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of financial instruments, consisting principally of the line of credit and convertible debt, is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

      RECLASSIFICATIONS

      Certain   reclassifications  have  been  made  to  the  1996  consolidated financial statements to conform with the 1997 presentation.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS

      REVERSE COMMON STOCK SPLIT

      On February 12, 1998 the Company effected a one for ten reverse common stock split. Accordingly, all references to number of common shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

      PREFERRED STOCK - SERIES A

      On November 10, 1995, the Company sold 1,200,000 shares of 6% Cumulative Convertible Series A Preferred Stock ("Series A") at $12.00 per share. The net proceeds totaled $12,372,500 after expenses of $2,027,500. Dividends are payable quarterly in cash or common stock at the Company's election. Liquidation value is $12.00 per share. Each share of Series A is convertible into .6 shares of common stock with unconverted shares automatically converting on May 10, 1997. The Company issued to underwriters, for nominal consideration, warrants to purchase 120,000 shares of Series A with an exercise price of $14.40, expiring in five years. No value was assigned to these warrants. These warrants were automatically converted into warrants to purchase 72,000 of common stock at $24.00 per share on May 10, 1997 and remain outstanding at December 31, 1997. Concurrent with this offering, 18,500 shares of common stock included in units sold in a Private Placement on July 28, 1995 were converted into 77,089 shares of Series A.

      On August 28, 1996, the Company sold 170,371 shares of Series A to Dan Rubin, the pension plan of Dr. Roy Rubin (Dan's father) and another individual (collectively, the "Rubin Group") at $13.50 per share for aggregate proceeds of $2,210,000 after expenses of $90,000. In connection with this transaction, the purchasers received 30,667 common stock purchase warrants exercisable at $22.50 per share, expiring in 5 years. No value was assigned to these warrants. These warrants were surrendered in conjunction with the February 12, 1997 settlement outlined below.

      All Series A shares were converted as follows: 1,047,015 shares in 1996, 165,264 shares prior to May 10, 1997 and the remaining 235,181 shares on May 10, 1997.

      PREFERRED STOCK - SERIES B

      On October 10, 1996 the Company sold 4,000 shares of newly issued 7% Convertible Preferred Stock, par value $.001 per share at $1,000 per share ("Series B"). The sale was made to Cameron Capital Ltd., a foreign institutional investor ("Cameron"), for aggregate net proceeds of $3,667,500. On February 12, 1997, all the outstanding shares of Series B were exchanged for a Convertible Term Note in the principal amount of $4,000,000, as outlined below.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      FEBRUARY 12, 1997 - FINANCING AGREEMENTS AND SETTLEMENTS OF CLAIMS

      Following the sale of the Series B shares to Cameron, the Rubin Group asserted claims against the Company relating to alleged misrepresentations of the financial condition of the Company and concerning the Company's proposed future sales of its equity instruments. Negotiations ensued, and on February 12, 1997, the Company finalized the secured loan agreements with Cameron and the Rubin Group described below.

      Cameron exchanged its 4,000 Series B shares purchased on October 10, 1996, with an aggregate liquidation preference of $4,000,000, for a convertible term note in the principal amount of $4,000,000. The convertible term note bears interest at the rate of 7% per annum, payable semi-annually commencing December 31, 1997. The principal balance is due and payable on October 9, 1999. Any portion or all of the principal amount of the note outstanding may be converted into common stock of the Company commencing 90 days after February 12, 1997. Upon conversion, the Company shall issue that number of shares of its common stock obtained by dividing the principal amount of the loan converted by the lesser of (i) $13.30, or
      (ii) 80% of the average closing bid price of the common stock for the five
      (5) consecutive trading days preceding the date of conversion. In addition, the Company shall pay the lenders a premium of 3% per month of the outstanding convertible note balance if it does not file the required Registration Statement with the SEC by May 1, 1997 or if such filing is not declared effective by July 1, 1997. Because such Registration Statement was not filed by May 1, 1997 and became effective on August 20, 1997, the Company is liable for four months of premium, or 12%. The maximum number of shares into which the convertible note may be converted, which was initially set at 300,000, was ultimately increased to 2,000,000. The conversion formula is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, or similar transactions. The Company's recording of this exchange transaction included a charge to debt issuance costs of $332,500, which were fully amortized at February 12, 1997. In addition, the Company recorded $1,000,000 as additional paid-in capital for the discount related to the embedded interest in the convertible debentures and amortized this expense over 90 days from February 12, 1997 to May 13, 1997, when the debentures were first convertible. This interest expense is included in the caption "Embedded interest expense" in the accompanying 1997 statement of operations. The exchange of the 4,000 Series B shares for $4,000,000 debentures was reflected in the December 31, 1996 balance sheet because substantially all the conditions precedent to the occurrence of this transaction and those described below had taken place as of the end of fiscal 1996. Cameron waived the 7% accrued interest on the convertible debt and the aggregate 12% premium related to the timing of the Registration Statement and converted $1,004,642 of these debentures into 1,505,000 shares of common stock in 1997.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      FEBRUARY 12, 1997 - FINANCING AGREEMENTS AND SETTLEMENTS OF CLAIMS (CONTINUED)

      As part of the secured financing agreement, the Rubin Group agreed to settle all claims against the Company for $2,000,000. Accordingly, the Company issued convertible term notes in the aggregate amount of $1,950,000 and agreed to pay $50,000 cash to the Rubin Group. The $2,000,000 charge to "Settlement of stockholders' claims" is included in the 1996 statement of operations and the related liabilities are reflected in the December 31, 1996 balance sheet. The convertible term notes contain the same terms and conditions as the convertible term note issued to Cameron, except that the Rubin Group may convert at any time following the closing. The maximum number of shares into which the convertible notes may be converted is 2,350,000. The Company has recorded $487,500 as additional paid-in capital for the discount related to the embedded interest in the convertible debentures and fully amortized the expense on February 12, 1997, when the debentures became convertible. This interest expense is included in the caption "Embedded interest expense" in the accompanying 1997 statement of operations. In October 1997, the Board of Directors approved the issuance of 300,000 common shares at a 20% discount in full payment of the 7% accrued interest and the 12% accrued premium due to the Rubin Group. Accordingly, the Company has recorded $82,000 in additional paid-in capital and related embedded interest expense for such discount feature. During 1997 the Rubin Group converted the entire $1,950,000 debentures into 1,780,000 shares of common stock.

      Also as part of the secured financing agreement, the Rubin Group has made a $3,500,000 line of credit available to the Company at prime plus 4%, payable semi-annually, commencing on December 31, 1997, due on October 9, 1999. In addition, the Company will issue one warrant to purchase its common stock for each $30 advanced. These warrants are exercisable at $6.25 per share and expire on October 9, 1999. As of December 31, 1997, there was $900,000 outstanding under the line of credit, and the Company issued 30,000 warrants, none of which has been exercised at December 31, 1997. No value was assigned to these warrants. In October 1997, the terms of this line of credit were amended to provide that amounts advanced may be converted to common stock under the same terms and conditions as the convertible term notes issued to the Rubin Group. Accordingly, the Company recorded $225,000 as additional paid-in capital for the discount related to the embedded interest in the line of credit advances and fully amortized the expense. This interest expense is included in the caption "Embedded interest expense" in the accompanying 1997 statement of operations.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      FEBRUARY 12, 1997 - FINANCING AGREEMENTS AND SETTLEMENTS OF CLAIMS (CONTINUED)

      The line of credit advances and all convertible term notes are secured by a lien on substantially all of the assets of the Company. In the event of default, the secured parties shall participate in the proceeds of the collateral in proportion to their outstanding debt. Cameron has the right to name three of the five members of the board. Cameron assigned this right to the Rubin Group, as its agent, and immediately after the closing, Dan Rubin was elected Chief Executive Officer and President of the Company.

      MAY 1997 - CONVERTIBLE DEBT TRANSACTIONS

      In May 1997, the Company sold pursuant to Regulation S of the Securities Act of 1933 5% Convertible Debentures for $1,200,000 to institutional investors abroad, convertible 41 days after closing at a price equal to 70% of the average closing bid price during the 5 days preceding the conversion date. The Company has recorded $514,286 as additional paid-in capital for the discount related to the embedded interest in the convertible debentures and amortized the expense over the 41 day period before the debentures became convertible. This interest expense is included in the caption "Embedded interest expense" in the accompanying 1997 statement of operations. In October 1997, the Company issued 500,000 shares of common stock to these investors in consideration for a full release of claims arising out of the securities sold to them. These claims alleged that the securities sold in May 1997 had been unfairly priced and the additional shares were issued to give the institutional investors an overall price that reflected the market value of the common stock at the time of settlement. Accordingly, $468,750 has been charged to "Settlement of stockholders' claims" in the accompanying 1997 statement of operations reflecting the fair value of the common stock surrendered. All these debentures were converted into 415,670 shares of common stock during 1997.

      OCTOBER 1997 - CONVERTIBLE DEBT TRANSACTIONS

      In October 1997, the Company sold pursuant to Regulation S of the Securities Act of 1993 5% Convertible Debentures due January 31, 1998 for $150,000 to institutional investors abroad, convertible immediately after closing at a price equal to 80% of the average closing bid price during the 5 days preceding the conversion date. The Company has recorded $37,500 as additional paid-in capital for the discount related to the embedded interest in the convertible debentures and amortized the expense in October 1997, when the debentures were first convertible. This interest expense is included in the caption "Embedded interest expense" in the accompanying 1997 statement of operations. All these debentures were automatically converted as of January 31, 1998 into 461,504 shares.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      FEBRUARY 18, 1998 - FINANCIAL RESTRUCTURING AND SETTLEMENT OF CLAIMS

      After Cameron had converted $1,004,642 of its $4,000,000 7% convertible debt, leaving a balance of $2,995,358, a dispute arose regarding the proper use of the proceeds realized from the sale of CSLV (See Note 3). Cameron contended that the Company was obligated to use the proceeds to prepay its debt; the Company believed that the proceeds were needed for working capital and the repayment of other debt. Cameron commenced legal action against the Company on February 13, 1998 in which it sought recovery of the full $1,550,000 received by the Company in connection with the sale of CSLV, and obtained a temporary restraining order prohibiting the Company from using the proceeds until the dispute was resolved.

      Under the terms of the Settlement Agreement dated February 18, 1998, Cameron agreed to dismiss its legal action against the Company and to accept as payment in full of its unconverted debt $1,300,000 in cash and 670,000 shares of the Company's common stock with a market value of $167,500. Cameron does not have any registration rights with respect to the common stock but is eligible to resell certain amounts immediately pursuant to the provisions of Rule 144 under the Securities Act of 1933. The Settlement Agreement provides for mutual releases of all claims held by the Company against Cameron and by Cameron against the Company and Dan Rubin.

      The Company funded Cameron's settlement with an advance of $1,300,000 on the Rubin Group's $3,500,000 line of credit described above. The lender also received warrants to acquire 43,333 shares of the Company's common stock at an exercise price of $6.25 per share. No value was assigned to these warrants. The Company has recorded $325,000 as additional paid-in capital for the discount related to the embedded interest in the line of credit advances and fully amortized the expense on February 18, 1998.

      COMMON STOCK

      In 1996, the Company sold shares of its common stock in various private placement transactions as follows:

          DATE                            COMMON STOCK                             WARRANTS
-------------------------  ---------------------------------------  -----------------------------------
                                                           NET                       EXERCISE  TERMS IN
                                SHARES       PRICE       PROCEEDS         NUMBER      PRICE      YEARS
                           ---------------------------------------  -----------------------------------
February 12, 1996                  24,190   $ 26.25    $   635,000            --         n/a      n/a
March 28, 1996                     75,000     30.00      2,192,257        37,500     $ 30.00        5
July 10, 1996                      11,429     35.00        380,000         8,572       35.00        5
September 10, 1996                 10,000     20.00        200,000        10,000       20.00        5
                           --------------              -----------
                                  120,619              $ 3,407,257
                           ==============              ===========

No value was assigned to these warrants.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      COMMON STOCK (CONTINUED)

      During May through July 1997, the Company issued an aggregate of 260,962 shares of its common stock with a value of $983,189 to certain creditors and vendors in full settlement of their claims against the Company. The resulting extraordinary item is more fully described in Note 7.

      In June 1997, the Company issued warrants to acquire 150,000 shares of its common stock at an exercise price of $2.10 per share to private investors. The warrants were exercised immediately and the Company issued 150,000 shares of its common stock, receiving net proceeds of $315,000. No commissions or fees were paid by the Company as a part of this transaction. In October 1997 the Company issued 102,000 shares of common stock to these investors in consideration for a full release of claims arising out of the securities sold to them. These claims alleged that the securities sold in June 1997 had been unfairly priced and the additional shares were issued to give the investors an overall price that reflected the market value of the common stock at the time of settlement. Accordingly, $95,625 has been charged to "Settlement of stockholders' claims" in the accompanying 1997 statement of operations, reflecting the fair value of the common stock surrendered.

      During July and August 1997, the Company sold in a private offering an aggregate of 357,857 shares of its common stock at $2.80 per share for net proceeds of $894,643 after deducting expenses of $107,357. In October 1997 the Company issued 443,743 shares of common stock to these investors in consideration for a full release of claims arising out of the securities sold to them. These claims alleged that the securities sold in July and August 1997 had been unfairly priced and the additional shares were issued to give the investors an overall price that reflected the market value of the common stock at the time of settlement. Accordingly, $416,009 has been charged to "Settlement of stockholders' claims" in the accompanying 1997 statement of operations reflecting the fair value of the common stock surrendered.

      In November 1997, the Company granted a bonus of $35,000 to its President and CEO, in the form of 37,000 shares of its common stock.

      INCENTIVE STOCK OPTION PLAN

      In July 1993, the Company adopted an Incentive Stock Option Plan covering 10,000 shares of common stock. In 1994, 9,000 options were granted at an exercise price of $40.00 per share. During 1997, these 9,000 options were canceled.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      NONQUALIFIED STOCK OPTION PLAN

      In January 1994, the Company adopted the 1994 Nonqualified Stock Option Plan ("NSOP") covering 100,000 shares of common stock. The exercise price shall not be less than 100% of the fair market value of the common stock on the date of grant. In April 1994, the Company granted options to purchase 52,100 shares. During 1997, 48,850 of these options were canceled and the remaining 3,250 are outstanding, with an exercise price of $20.00 per share.

      OTHER OPTIONS

      In 1994, the Company granted options to purchase 46,700 common shares at $40.00 per share to certain non-employees for services to be performed. Of this amount, 35,000 options were granted to certain celebrities pursuant to license agreements with such celebrities. The Company recognized a charge to earnings over the period services were rendered by the non-employees based on the fair market value of the options at the date granted. The entire amount has been amortized as of December 31, 1997. Options totaling 36,250 were canceled in 1997 and 10,450 are outstanding at December 31, 1997.

      NON-EMPLOYEE WARRANTS

      The Company had 134,500 common stock purchase warrants outstanding as of January 1, 1996. Of these, 10,000 issued as part of CSLV's financing agreement were canceled in 1997, and 124,500 issued to underwriters remain outstanding. In 1996, the Company issued 5,000 warrants to non-employee members of the Board of Directors, which were canceled in 1997, and 50,850 warrants were issued to celebrities. Of these 17,000 were canceled in 1997 and 33,850 remain outstanding. An additional 127,238 warrants were issued in 1996 in conjunction with various private placement transactions. Of these, 20,000 were exercised in 1997, 86,238 were canceled, and 21,000 are outstanding at exercise prices ranging from $20.00 to $40.00. In 1997, a warrant to purchase 150,000 shares was granted and immediately exercised, and warrants to acquire 30,000 shares at $6.25 were granted in conjunction with the line of credit advances described above.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      NON-EMPLOYEE WARRANTS (CONTINUED)

      Combined transactions in non-employee warrants for 1997 and 1996 are as follows:

                                                     1997                          1996
                                         ----------------------------   ----------------------------
                                                           WEIGHTED                       WEIGHTED
                                            NUMBER OF      AVERAGE        NUMBER OF       AVERAGE
                                             SHARES    EXERCISE PRICE      SHARES     EXERCISE PRICE
                                         ----------------------------   ----------------------------
Warrants outstanding January 1               317,588        $   24.40      134,500         $   24.00
Granted                                      180,000             2.44      183,088             24.70
Canceled                                    (118,238)           26.83           --                --
Exercised                                   (170,000)            2.24           --                --
                                         -----------        ---------   ----------         ---------

Warrants outstanding December 31             209,350        $   19.23      317,588         $   24.40
                                         ===========        =========   ==========         =========

EMPLOYEE WARRANTS

Combined transactions in employee warrants for 1997 and 1996 are as follows:

                                                     1997                            1996
                                         ----------------------------   ----------------------------
                                                           WEIGHTED                       WEIGHTED
                                            NUMBER OF      AVERAGE        NUMBER OF       AVERAGE
                                             SHARES    EXERCISE PRICE      SHARES     EXERCISE PRICE
                                         ----------------------------   ----------------------------
Warrants outstanding January 1               151,900        $   21.58           --         $      --
Granted                                      105,000             1.25      151,900             21.58
Canceled                                     (96,500)           31.40           --                --
Exercised                                    (30,000)            0.90           --                --
                                         -----------        ---------   ----------         ---------

Warrants outstanding December 31             130,400        $    2.21      151,900         $   21.58
                                         ===========        =========   ==========         =========

The following information applies to employee warrants outstanding at December 31, 1997:

                                          WARRANTS OUTSTANDING                   WARRANTS EXERCISABLE
                            ----------------------------------------------  -----------------------------
                                             WEIGHTED
                                              AVERAGE          WEIGHTED                        WEIGHTED
                               NUMBER        REMAINING         AVERAGE          NUMBER          AVERAGE
                             OUTSTANDING    LIFE (YEARS)    EXERCISE PRICE  EXERCISABLE    EXERCISE PRICE
                            -------------  -------------    --------------  -----------    --------------
Range of exercise prices
           $1.25                   77,500              5    $         1.25       77,500    $         1.25
           $2.50                   50,000              4    $         2.50       50,000    $         2.50
          $20.00                    2,900              4    $        20.00        2,900    $        20.00
                            -------------  -------------    --------------  -----------    --------------

                                  130,400            4.5    $         2.21      130,400    $         2.21
                            =============  =============    ==============  ===========    ==============

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 2 - CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      EMPLOYEE WARRANTS (CONTINUED)

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

      Had compensation cost for the plan been determined based on the fair value of the warrants at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                       1997                   1996
                                                                  --------------         --------------
               Net loss
                 As reported                                      $ (17,246,290)         $ (16,780,382)
                 Pro forma                                          (17,439,290)           (22,227,382)

               Basic and diluted earnings per share
                 As reported                                      $       (5.38)         $      (15.54)
                 Pro forma                                                (5.44)                (20.46)


      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. In addition, potential deferred tax benefits of approximately $77,000 in 1997 and $1,852,000 in 1996 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

                           Expected life (years)                         5
                           Risk-free interest rate                    6.00%
                           Volatility                             120%-200%

      The weighted fair value of warrants granted during 1997 and 1996 for which the exercise price approximated the market price on the grant date was $1.25 and $33.90, respectively.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 3 - LOSS ON DISPOSAL OF ASSETS

      COUNTRY STAR ATLANTA

      Pursuant to a settlement agreement effective as of December 23, 1997 between the Company and its Atlanta landlord, the Company agreed to voluntarily relinquish its rights, title, interest and possession to real property under the lease agreement for the Atlanta restaurant facility. Accordingly, as of that date, the Atlanta lease ceased and expired. See
      Note 5.

      Except for $320,000 of furniture, equipment and memorabilia to be relocated, all property and equipment associated with this location has been written off in 1997. The write off amounted to $5,754,000 of leasehold improvements and $728,267 of furniture and equipment.

      COUNTRY STAR LAS VEGAS

      During 1996, in connection with certain financing arrangements, the Company acquired a 50.05% ownership position in CSLV. Pursuant to certain concurrent agreements concluded on December 30, 1997, the Company first acquired the remaining interest in CSLV not held by the purchaser for $200,000 cash and 225,000 shares of common stock valued at $325,000, then sold its entire interest in CSLV for $1,550,000. Accordingly, the Company surrendered its properties, interest and rights in CSLV and entered into a new lease as tenant to operate the restaurant facility, as more fully disclosed in Note 5. In conjunction with the Las Vegas restaurant facility transaction, the minority interests' equity in the 1997 loss of CSLV was limited to their capital balance of $2,124,446.

      Except for $268,000 of furniture, equipment and memorabilia still owned by the Company, all property and equipment associated with this location has been written off in 1997. The write off amounted to $4,700,000 of leasehold improvements and $546,293 of furniture and equipment.

      The loss on disposal of the Atlanta and Las Vegas assets reflected in the 1997 consolidated statement of operations is as follows:

               Country Star Atlanta                         $      6,482,267
               Country Star Las Vegas                              5,246,293
               Sale of CSLV - gross proceeds                      (1,550,000)
                                                            ----------------

                                                            $     10,178,560
                                                            ================

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 4 - INCOME TAXES

      A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                            1997                          1996
                                 --------------------------    --------------------------
                                   AMOUNT            %           AMOUNT            %
                                 -----------    -----------    -----------    -----------
Computed income tax benefit at
  statutory rate                 $ 5,863,000             34%   $ 5,705,000             34%
Operating loss with no current
  tax benefit                     (5,863,000)           -34%    (5,705,000)           -34%
                                 -----------    -----------    -----------    -----------
Income tax benefit               $        --              0%   $        --              0%
                                 ===========    ===========    ===========    ===========

      At December 31, 1997, the Company had a net operating loss carryforward for federal tax purposes of approximately $35,500,000 which, if unused to offset future taxable income, will expire between 2008 and 2012, and approximately $12,000,000 for state tax purposes which will expire if unused between 1998 and 2002. A valuation allowance has been recognized for 1997 and 1996 to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 1997, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

      Under Section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change, as defined, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the 3 calendar month period ending with the calendar month in which the ownership change occurred. Due to the ownership change as a result of the secondary offering completed in November 1995, the Company's utilization of pre-1996 net operating losses is limited to approximately $1,000,000 per year. The determination of whether a change in control has occurred can be a very complex and time consuming process. The Company is not currently in a position to determine whether additional changes in control might have occurred since November 1995.

      Significant components of the Company's deferred tax assets are as follows:

                                                    1997               1996
                                              --------------      -------------
         Net operating loss carryforwards     $   13,142,000      $   6,721,000
         Impairment of long-lived assets             618,000          2,066,000
         Other                                       199,000              5,000
                                              --------------      -------------

                                                  13,959,000          8,792,000
         Depreciation                               (265,000)           152,000
         Valuation allowance                     (13,694,000)        (8,944,000)
                                              --------------      -------------

         Net deferred tax assets              $           --      $          --
                                              ==============      =============

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      LEASES

      As of December 31, 1997 the Company has lease agreements to operate its two restaurant facilities in Hollywood, California and Las Vegas, Nevada and for its corporate offices in Los Angeles, California.

      COUNTRY STAR HOLLYWOOD

      The  Hollywood   restaurant's   lease  was  extended   during  1997  under
      substantially the same terms as the prior lease, and under certain conditions, is subject to two additional extensions of five years each. The lease requires annual minimum payments of $312,000, subject to annual adjustment. The adjusted amount was $318,800 for 1997. Additionally, the lease requires percentage rent to be paid, ranging from 6%-10% of annual sales volume, although such percentage rent payments will be forgone by the landlord until such time as the Company recoups its investment in the leasehold improvements from amounts that would otherwise be payable to the landlord as percentage rent.

      COUNTRY STAR LAS VEGAS

      As discussed in Note 3, the prior lease for the Las Vegas restaurant facility was terminated on December 30, 1997 and replaced with a new lease. The new lease, which is to terminate on September 30, 1998 unless mutually extended on a month-to-month basis, provides for the Company to pay a monthly base rent of 50% of positive cash flow from operating the restaurant (with no reduction for the Company's corporate overhead except for half the salary and related expenses for an accounts payable employee, a payroll employee and an executive chef).

      CORPORATE OFFICES

      The lease on the corporate office expires in June 2002 and provides for a basic rent of $5,175 per month through June 2000 and $5,558 per month thereafter.

      The Company is subject to minimum annual lease payments as follows:

                   YEAR ENDING DECEMBER 31,                       AMOUNT
               ----------------------------------            --------------

                             1998                            $      380,809
                             1999                                   380,809
                             2000                                   349,851
                             2001                                   318,804
                             2002                                   318,804
                          Thereafter                              3,188,040
                                                             --------------

                                                             $    4,937,117
                                                             ==============

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LITIGATION

      ATLANTA AND LAS VEGAS LIEN MATTERS

      Certain contractors have filed claims of lien against the Company's Atlanta and Las Vegas restaurants that have not been cleared by the posting of a bond or any payment. Such claims of lien total approximately $1,200,000. Of that amount, the Company believes that all of the $1,200,000 represent invalid lien claims, either because the contractor has already been paid, or because the contractor did not perform agreed upon services or provide agreed upon materials or because the liens have been bonded. The Company is pursuing its rights and remedies against these contractors, whom it believes have filed invalid lien claims.

      CONTRACTOR LITIGATION IN ATLANTA

      On February 3, 1998, Pacific Southwest Design, Inc. filed a suit in Atlanta against the Company claiming damages of $597,659 for failure to pay amounts due for services rendered. The Company intends to vigorously defend against this action and has counterclaimed for damages in an undetermined amount for the contractor's breach of contract and failure to perform work which caused the Company to lose its Atlanta lease.

      Management believes that the probable resolution of the litigation matters described above will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 6 - GOING CONCERN

      The Company has experienced a loss of over $34,000,000 for the two year period ended December 31, 1997 and its cash balance at March 25, 1998 is less than $10,000.

      New management took over the Company on February 12, 1997 and determined that a major overhaul of corporate strategy was required to deal with the Company's financial problems. Measures taken by new management include (i) the permanent closing of Country Star Atlanta and the sale of CSLV in December 1997, (ii) the expansion of the "country" theme, (iii) planned expansion through joint ventures and licensing rather than expensive construction of new restaurant facilities, and (iv) settlement with trade creditors.

      Management continues to make operational changes to improve revenues, control operating costs, and limit corporate overhead. The Company will need to raise additional capital before it can obtain profitability from operations. Management believes it can raise this capital through private placements of equity and the granting by lenders of discretionary advances under outstanding lines of credit.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 7 - EXTRAORDINARY ITEM

      During 1997, the Company recognized an extraordinary gain of $1,673,629 on the settlement of trade payables and capital leases whereby certain vendors and lessors accepted cash payments and/or common stock for the full release of their claims.

                                                                            Value of
                                       Recorded            Cash              Stock
                                       Liability         Payments            Issued             Gain
                                    ---------------  ----------------   ---------------   ---------------

     Trade payables                 $     3,005,024  $        845,667   $       670,689   $     1,488,668
     Capital leases                         497,461                --           312,500           184,961
                                    ---------------  ----------------   ---------------   ---------------

                                    $     3,502,485  $        845,667   $       983,189   $     1,673,629
                                    ===============  ================   ===============   ===============

NOTE 8 - BASIC AND DILUTED NET LOSS PER SHARE

      The  following   table   illustrates   the  required   disclosure  of  the
      reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                                     1997                 1996
                                                            ------------------    --------------------
BASIC AND DILUTED LOSS PER SHARE:
  Numerator
    Loss before extraordinary item                          $      (18,919,919)   $        (16,780,382)
    Preferred dividend                                                 (11,910)               (432,780)
                                                            ------------------    --------------------
                                                                   (18,931,829)            (17,213,162)
    Extraordinary item                                               1,673,629                      --
                                                            ------------------    --------------------
                                                            $      (17,258,200)   $        (17,213,162)
                                                            ==================    ====================
  Denominator
    Basic and diluted weighted average number of
    common shares outstanding during the period                      3,208,465               1,107,481
                                                            ==================    ====================
Basic and diluted net loss per share:
  Loss before extraordinary item                            $            (5.90)   $             (15.54)
  Extraordinary item                                                      0.52                      --
                                                            ------------------    --------------------
    Net loss per common share                               $            (5.38)   $             (15.54)
                                                            ==================    ====================

      Potential common stock instruments at December 31, 1997, which include 13,700 options, 339,750 warrants, convertible line of credit advances of $900,000, and convertible debt of $3,145,358 are not included in the loss per share calculation because their inclusion would be anti-dilutive.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 9 - RECENT PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which established standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has determined that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 10 - REVISED QUARTERLY INFORMATION (UNAUDITED)

      The unaudited financial statements included in the Company's 1997 Forms 10-QSB did not include the additional paid-in capital and the equivalent charge to operations resulting from the discount related to the embedded interest in the convertible debentures issued in February and May 1997. Accordingly, the following table shows the pertinent financial statement information as was originally presented and as now revised. The revisions affect only equity and embedded interest expense.

                                                  THREE MONTHS ENDED                   YEAR TO DATE
                                             ----------------------------    -------------------------------
                                              ORIGINALLY                      ORIGINALLY
                                                FILED           REVISED          FILED           REVISED
                                             ------------    ------------    -------------    -------------
      Q1 - MARCH 31, 1997
      -------------------
      Preferred stock                        $        235    $        235
      Common stock                                 15,364          15,364
      Additional paid in capital               36,180,881      37,190,603
      Unamortized stock option cost              (136,579)       (136,579)
      Accumulated deficit                     (29,823,540)    (30,833,262)
                                             ------------    ------------

      Total stockholders' equity             $  6,236,361    $  6,236,361
                                             ============    ============

      Net loss                               $ (2,189,938)   $ (3,199,600)
                                             ============    ============

      Basic and diluted loss per common share
        Loss before extraordinary item       $      (1.49)   $      (2.18)
        Extraordinary item                             --              --
                                             ------------    ------------

        Net loss                             $      (1.49)   $      (2.18)
                                             ============    ============

      Weighted average number of shares         1,470,760       1,470,760
                                             ============    ============

      Q2 - JUNE 30, 1997
      -------------------

      Preferred stock                        $         --    $         --
      Common stock                                 23,619          23,619
      Additional paid in capital               38,156,860      40,158,646
      Unamortized stock option cost              (118,428)       (118,428)
      Accumulated deficit                     (30,002,625)    (32,004,411)
                                             ------------    ------------

        Total stockholders' equity           $  8,059,426    $  8,059,426
                                             ============    ============

      Net loss                               $   (179,084)   $ (1,171,148)   $  (2,369,022)   $  (4,370,808)
                                             ============    ============    =============    =============

      Basic and diluted loss per common share
        Loss before extraordinary item       $      (0.86)   $      (1.43)   $       (2.31)   $       (3.55)
        Extraordinary item                           0.76            0.76             0.84             0.84
                                             ------------    ------------    -------------    -------------

        Net loss                             $      (0.10)   $      (0.67)   $       (1.47)   $       (2.71)
                                             ============    ============    =============    =============

      Weighted average number of shares         1,752,408       1,752,408        1,612,239        1,612,239
                                             ============    ============    =============    =============

                         COUNTRY STAR RESTAURANTS, INC.
                   Notes to Consolidated Financial Statements

NOTE 10 - REVISED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)

                                                  THREE MONTHS ENDED                   YEAR TO DATE
                                             ----------------------------    -----------------------------
                                              ORIGINALLY                      ORIGINALLY
                                                FILED           REVISED          FILED           REVISED
                                             ------------    ------------    -------------    ------------
      Q3 - SEPTEMBER 30, 1997
      ----------------------------

      Preferred stock                        $         --    $         --
      Common stock                                 38,887          38,887
      Additional paid in capital               40,649,812      42,651,598
      Unamortized stock option cost              (100,276)       (100,276)
      Accumulated deficit                     (31,057,219)    (33,059,005)
                                             ------------    ------------

        Total stockholders' equity           $  9,531,204    $  9,531,204
                                             ============    ============

      Net loss                               $ (1,054,591)   $ (1,054,591)   $  (3,423,616)   $ (5,425,402)
                                             ============    ============    =============    ============

      Basic and diluted loss per common share
        Loss before extraordinary item       $      (0.45)   $      (0.45)   $       (2.44)   $      (3.39)
        Extraordinary item                           0.10            0.10             0.79            0.79
                                             ------------    ------------    -------------    ------------

        Net loss                             $      (0.35)   $      (0.35)   $       (1.65)   $      (2.60)
                                             ============    ============    =============    ============

      Weighted average number of shares         3,041,412       3,041,412        2,083,525       2,083,525
                                             ============    ============    =============    ============