Form 10QSB
period 1998-03-31
COUNTRY STAR RESTAURANTS INC
filed 1998-05-19
CIK 911220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        to
                               -------------------------------------------------

Commission File Number    0 - 23136
                      -----------------


                         COUNTRY STAR RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               62-1536550
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                            4929 WILSHIRE BOULEVARD,
--------------------------------------------------------------------------------
                       SUITE # 428, LOS ANGELES, CA 90025
                         (Address of Principal Executive
                               Offices) (Zip Code)

                                 (213) 634-5588
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  [X]   No  [ ]


The number of shares of common stock outstanding as of May 14, 1998:   9,004,293

                         COUNTRY STAR RESTAURANTS, INC.




                                      INDEX


                                                                            Page
                                                                            ----


PART I      -              Financial Information

         Item 1.           Financial Statements

                           Condensed Balance Sheet at
                                March 31, 1998 (unaudited)...............     3

                           Condensed Statements of Operations
                                for the Quarter Ended March 31, 1998
                                and March 31, 1997  (unaudited)..........     4

                           Condensed Statements of Cash Flows
                                for the Quarter Ended March 31, 1998
                                and March 31, 1997  (unaudited)..........     5

                           Notes to Condensed Financial Statements
                                (unaudited)..............................     6


         Item 2.           Management's Discussion and Analysis
                                of Financial Condition
                                and Results of Operations................     7

PART II     -              Other Information

         Item 2.           Changes in securities.........................     9
         Item 6.           Exhibits and Reports on Form 8-K..............     9

SIGNATURES                      .........................................    10

                          COUNTRY STAR RESTAURANTS, INC.


                              Condensed Balance Sheet
                                  March 31, 1998
                                    (Unaudited)

                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $     144,943
  Inventories                                                             183,194
  Other                                                                   223,314
                                                                    -------------
    TOTAL CURRENT ASSETS                                                  551,451
                                                                    -------------

PROPERTY AND EQUIPMENT AT COST, NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION OF $861,758:
  Leasehold improvements                                                3,374,062
  Furniture and equipment                                               1,321,952
  Memorabilia                                                             345,507
                                                                    -------------
    TOTAL PROPERTY AND EQUIPMENT                                        5,041,521

OTHER                                                                     263,925
                                                                    -------------
                                                                    $   5,856,897
                                                                    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                    $   1,750,000
  Accounts payable                                                        513,997
  Accrued legal settlements                                               332,000
  Accrued salaries                                                        100,000
  Other accrued expenses                                                  253,217
                                                                    -------------
    TOTAL CURRENT LIABILITIES                                           2,949,214
                                                                    -------------


STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $0.001 par value, 2,000,000 shares authorized,
       no shares issued and outstanding                                        --
                                                                    -------------
  COMMON STOCK,  $0.01 par value, 250,000,000 shares authorized,
       9,004,293 shares issued and outstanding                             90,043
  ADDITIONAL PAID-IN CAPITAL                                           47,719,927
  ACCUMULATED DEFICIT                                                 (44,902,287)
                                                                    -------------
    NET STOCKHOLDERS' EQUITY                                            2,907,683
                                                                    -------------
                                                                    $   5,856,897
                                                                    =============

    The accompanying notes are an integral part of these financial statements.

                            COUNTRY STAR RESTAURANTS, INC.


                          Condensed Statements of Operations
                                     (Unaudited)


                                                     For The Quarter Ended March 31,
                                                     -------------------------------
                                                           1998           1997
                                                     -------------    --------------
REVENUES:
  Food and beverage                                    $   845,778       $ 2,027,617
  Merchandise                                               43,482           236,858
                                                       -----------       -----------
                                                           889,260         2,264,475
                                                       -----------       -----------
COST AND EXPENSES:
  Cost of revenues:
    Food and beverage                                      293,532           730,615
    Merchandise                                             39,492           189,821
  Labor                                                    453,599           940,143
  Rent                                                      81,629           676,175
  Other restaurant operating                               187,064           476,074
  Selling, general and administrative                      547,813         1,401,356
  Depreciation and amortization                            148,349           385,522
                                                       -----------       -----------
                                                         1,751,478         4,799,706
                                                       -----------       -----------
LOSS FROM OPERATIONS                                      (862,218)       (2,535,231)
                                                       -----------       -----------

OTHER INCOME (EXPENSE):
  Interest income                                               --             2,447
  Interest expense                                         (30,876)          (70,204)
  Embedded interest expense                               (212,500)       (1,009,662)
                                                       -----------       -----------
                                                          (243,376)       (1,077,419)
                                                       -----------       -----------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM    (1,105,594)       (3,612,650)

MINORITY INTEREST                                               --           413,050
                                                       -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                          (1,105,594)       (3,199,600)

EXTRAORDINARY ITEM - SETTLEMENT OF NOTES PAYABLE,
  NET OF 0 TAXES                                         1,527,890                --
                                                       -----------       -----------

NET INCOME (LOSS)                                      $   422,296       $(3,199,600)
                                                       ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary item                       $     (0.13)      $     (2.18)
  Extraordinary item                                          0.18                --
                                                       -----------       -----------

  Net income (loss) per common share                   $      0.05       $     (2.18)
                                                       ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                             8,493,113         1,470,800
                                                       ===========       ===========



      The accompanying notes are an integral part of these financial statements.

                           COUNTRY STAR RESTAURANTS, INC.


                         Condensed Statements of Cash Flows
                                     (Unaudited)



                                                    For The Quarter Ended March 31,
                                                    -------------------------------
                                                          1998            1997
                                                    -------------    --------------

NET CASH USED IN OPERATING ACTIVITIES                 $  (623,902)      $  (996,175)
                                                      -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                          --                --
                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit                              850,000           500,000
Payment of note payable                                (1,300,000)               --
Net proceeds from issuance of common and
  preferred stock                                              --             7,857
Capital lease payments                                         --           (35,526)
                                                      -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (450,000)          472,331
                                                      -----------       -----------

Net decrease in cash                                   (1,073,902)         (523,844)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,218,845           949,205
                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   144,943       $   425,361
                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Common stock issued upon Conversion of Debt           $   150,000                --

Common stock issued upon extinguishment of Debt       $   167,500                --

Embedded interest relating to Convertible Debt        $   212,500        $ 1,009,662


     The accompanying notes are an integral part of these financial statements.

                         COUNTRY STAR RESTAURANTS, INC.


                     Notes to Condensed Financial Statements
                                   (Unaudited)

NOTE A  -         BASIS OF PRESENTATION

                  The accompanying unaudited condensed financial statements of Country Star Restaurants, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

                  The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 1997. Company management believes that the disclosures are sufficient for interim financial reporting purposes.


NOTE B  -         EMBEDDED INTEREST EXPENSE

                  Under the terms of line of credit agreement, amounts advanced may be converted to common stock at the lesser of (i) $13.30, or (ii) 80% of the average closing bid price of the common stock for the five consecutive trading days preceding the date of conversion. Accordingly, the Company records embedded interest expense for advances made under the line of credit. For the three months ended March 31, 1998, the Company recorded $212.5 thousand of net embedded interest expense relating to these advances.


NOTE C  -         EXTRAORDINARY ITEM

                  During the three months ended March 31, 1998, the Company recorded an extraordinary gain of $1.53 million on the extinguishment of its $2,995,358 note payable to Cameron Capital.

                  Under the terms of the Settlement Agreement dated February 18, 1998, Cameron agreed to dismiss its legal action against the Company and to accept as payment in full of its unconverted debt $1.3 million cash and 670 thousand shares of the Company's common stock with a market value of $167,500. Cameron does not have any registration rights with respect to the common stock, but is eligible to resell certain amounts immediately pursuant to the provisions of Rule 144 under the Securities Act of 1933.

                  The Company funded Cameron's settlement with an advance on the Company's $3.5 million line of credit. The Company also issued to the lender warrants to acquire 43,333 shares of the Company's common stock at an exercise price of $6.25 per share. No value was assigned to these warrants. The Company has recorded $212.5 thousand as additional paid-in capital for the discount related to the embedded interest in the line of credit advances and fully amortized the expense on February 18, 1998.

                         COUNTRY STAR RESTAURANTS, INC.




ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March 31, 1997

Revenues.

Total revenues decreased to $889 thousand for the three months ended March 31, 1998, compared with $2.264 million for the three months ended March 31, 1997, a decrease of $1.375 million or 60%, partially due to the closing of Country Star Atlanta. Same store revenues decreased 49% in Hollywood and 62% in Las Vegas. The decreases were due to the Company's limited advertising budget and customer resistance to changes in food preparation and presentation. Steps are being taken which management believes will increase sales at each restaurant.

Costs and expenses.

Cost of revenues decreased from $920 thousand for the three months ended March 31, 1997 to $333 thousand for the three months ended March 31, 1998. Cost of revenues as a percentage of revenues decreased from 41% to 37% primarily due to the new plans and policies implemented by management.

Operating expenses decreased from $2.092 million for the three months ended March 31, 1997 to $722 thousand for the three months ended March 31, 1998. As a percentage of revenues, operating expenses decreased from 92% to 81% primarily due to the new plans and policies implemented by management.

General and administrative expenses decreased from $1.401 million for the three months ended March 31, 1997 to 548 thousand for the three months ended March 31, 1998. As a percentage of revenues, general and administrative expenses were 62% of revenues for both periods.

Depreciation and amortization decreased from $386 thousand for the three months ended March 31, 1997 to $148 thousand for the three months ended March 31, 1998, reflecting the decrease in the number of restaurants from three to two. As a percentage of total revenues, depreciation and amortization were 17% of revenues for both periods.

Interest expense decreased from $1.080 million to $243 thousand, reflecting primarily the embedded interest expense associated with the convertible debt financing arrangements entered into on February 12, 1997.
                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



Minority interest for the three months ended March 31, 1997 reflected the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. The Company sold its interest in Country Star Las Vegas LLC on December 30, 1997, and entered into in a new lease agreement directly between the Company and the landlord. The Company is obligated to pay base rent of 50% of monthly positive cash flow. During the three months ended March 31, 1998, the Las Vegas location did not generate positive cash flow and, therefore, no rental payments were made.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by financing activities for the three months ended March 31, 1997 and used in the three months ended March 31, 1998 were $472 thousand and $450 thousand respectively, due to the borrowing and repayments of the convertible debts in 1997 and 1998.

Net cash used in operating activities for the three months ended March 31, 1997 and March 31, 1998 decreased from $996 thousand to $624 thousand due primarily to the extraordinary gain of $1.5 million in 1998.

The Company will need to raise additional capital before it can attain profitability from operations. Management believes it can raise this capital through private placements of equity and the granting by lenders of discretionary advances under outstanding lines of credit.

                         COUNTRY STAR RESTAURANTS, INC.



                                     PART II

                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

                  On February 12, 1998 the Company effected a one for ten reverse common stock split. Accordingly, all references to numbers of common shares, except shares authorized, and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.


                  On January 31, 1998 the Company's Convertible Debentures issued in October 1997 for $150,000 were automatically converted into 461,538 common shares in accordance with their terms.


                  On February 18, 1998, the Company issued 670,000 shares of Common Stock to Cameron Capital Ltd. under a Settlement Agreement relating to settlement of the Company's long term debt obligation to Cameron and warrants to acquire 43,333 shares of the Company's Common Stock at an exercise price of $6.25 per share to an institutional lender in connection with the settlement.


                  The issuance of the warrants and of the Common Stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.


                  On March  10,  1998 the  National  Association  of  Securities
                  Dealers, Inc. (the "NASD") delisted the Company's securities from the NASDAQ National Market because of the Company's failure to meet listing requirements concerning minimum bid price and market value of public float and advised the Company its securities may be eligible to trade on the OTC Bulletin Board. The Company will take all actions reasonably necessary for there to be an active trading market for its outstanding Common Stock.


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

                         COUNTRY STAR RESTAURANTS, INC.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                    COUNTRY STAR RESTAURANTS, INC.

                               By:  /s/  DAN J. RUBIN
                                    --------------------------------------------
                                         Dan J. Rubin
                                         Chief Executive Officer, President, and
                                         Chairman of the Board



Dated:  May 19, 1998