Form 10QSB
period 1998-06-30
COUNTRY STAR RESTAURANTS INC
filed 1998-08-19
CIK 911220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period  ended    JUNE 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSACTION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transaction period from                       to
                               -------------------------------------------------

Commission File Number   0 - 23136
                      ------------


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


           4929 WILSHIRE BOULEVARD, SUITE # 428, LOS ANGELES, CA 90010
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (323) 634-5588
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Yes   [X]         No   [ ]


The number of shares of common stock outstanding as of August 1, 1998: 9,004,293

                         COUNTRY STAR RESTAURANTS, INC.


                                      INDEX


                                                                            Page
                                                                            ----


PART I      -       Financial Information

         Item 1.    Financial Statements

                    Condensed Balance Sheet at
                      June 30, 1998 (unaudited)...........................   3

                    Condensed Statements of Operations
                      for the Quarter Ended June 30, 1998
                      and June 30, 1997  (unaudited)......................   4

                    Condensed Statements of Operations
                      for the Six Months Ended June 30, 1998
                      and June 30, 1997  (unaudited)......................   5

                    Condensed Statements of Cash Flows
                      for the Quarter Ended June 30, 1998
                      and June 30, 1997  (unaudited)......................   6

                    Condensed Statements of Cash Flows
                      for the Six Months Ended June 30, 1998
                      and June 30, 1997  (unaudited)......................   7

                    Notes to Condensed Financial Statements
                      (unaudited).........................................   8


         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................  10

PART II      -      Other Information

         Item 2.    Changes in Securities.................................  14
         Item 6.    Exhibits and Reports on Form 8-K......................  15

SIGNATURES               .................................................  16

                         COUNTRY STAR RESTAURANTS, INC.
                             Condensed Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $      8,810
  Inventories                                                           167,461
  Prepaid expenses                                                       78,389
  Other                                                                 140,247
                                                                   ------------

    TOTAL CURRENT ASSETS                                                394,907
                                                                   ------------

PROPERTY AND EQUIPMENT AT COST, NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION OF $1,004,959:
  Leasehold improvements                                              3,316,875
  Furniture and equipment                                             1,262,797
  Memorabilia                                                           318,648
                                                                   ------------

    TOTAL PROPERTY AND EQUIPMENT                                      4,898,320
                                                                   ------------

OTHER                                                                   260,427
                                                                   ------------

                                                                   $  5,553,654
                                                                   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                   $  2,152,000
  Accounts payable                                                      506,618
  Accrued legal settlements                                             332,000
  Accrued salaries                                                      140,000
  Other accrued expenses                                                238,989
                                                                   ------------

    TOTAL CURRENT LIABILITIES                                         3,369,607
                                                                   ------------


STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $0.001 par value, 2,000,000 shares authorized,
    no shares issued and outstanding                                         --
  COMMON STOCK,  $0.01 par value, 250,000,000 shares authorized,
    9,004,293 shares issued and outstanding                              90,043
  ADDITIONAL PAID-IN CAPITAL                                         47,820,427
  ACCUMULATED DEFICIT                                               (45,726,423)
                                                                   ------------

    NET STOCKHOLDERS' EQUITY                                          2,184,047
                                                                   ------------

                                                                   $  5,553,654
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                         COUNTRY STAR RESTAURANTS, INC.

                       Condensed Statments of Operations
                                  (Unaudited)

                                                                   FOR THE QUARTER ENDED JUNE 30,
                                                                   ------------------------------
                                                                       1998              1997
                                                                    -----------       -----------
REVENUES:
  Food and beverage                                                 $ 1,103,129       $ 1,571,927
  Merchandise                                                            41,787           159,474
                                                                    -----------       -----------

                                                                      1,144,916         1,731,401
                                                                    -----------       -----------
COST AND EXPENSES:
  Cost of revenues:
    Food and beverage                                                   326,272           451,662
    Merchandise                                                          25,196           134,047
  Labor                                                                 477,203           655,210
  Rent                                                                  163,997           753,434
  Other restaurant operating                                            216,636           238,681
  Selling, general and administrative                                   448,057           813,090
  Depreciation and amortization                                         146,699           386,011
                                                                    -----------       -----------

                                                                      1,804,060         3,432,135
                                                                    -----------       -----------

LOSS FROM OPERATIONS                                                   (659,144)       (1,700,734)
                                                                    -----------       -----------

OTHER INCOME (EXPENSE):
  Interest income                                                            --             1,609
  Interest expense                                                      (64,492)         (128,225)
  Embedded interest expense                                            (100,500)         (992,064)
                                                                    -----------       -----------

                                                                       (164,992)       (1,118,680)
                                                                    -----------       -----------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                   (824,136)       (2,819,414)

MINORITY INTEREST                                                            --           322,280
                                                                    -----------       -----------

LOSS BEFORE EXTRAORDINARY ITEM                                         (824,136)       (2,497,134)

EXTRAORDINARY ITEM - SETTLEMENT OF NOTES PAYABLE, NET OF  0 TAXES            --         1,325,986
                                                                    -----------       -----------

NET LOSS                                                            $  (824,136)      $(1,171,148)
                                                                    ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary item                                    $     (0.09)      $     (1.43)
  Extraordinary item                                                         --              0.76
                                                                    -----------       -----------

  Net loss per common share                                         $     (0.09)      $     (0.67)
                                                                    ===========       ===========


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                          9,004,293         1,752,408
                                                                    ===========       ===========

            The accompanying notes are an integral part of these financial statements.

                                                4

                                    COUNTRY STAR RESTAURANTS, INC.

                                  Condensed Statments of Operations
                                             (Unaudited)

                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                       1998                  1997
                                                                    -----------           -----------
REVENUES:
  Food and beverage                                                 $ 1,950,680           $ 3,599,544
  Merchandise                                                            83,497               396,332
                                                                    -----------           -----------

                                                                      2,034,177             3,995,876
                                                                    -----------           -----------
COST AND EXPENSES:
  Cost of revenues:
    Food and beverage                                                   619,804             1,182,275
    Merchandise                                                          64,688               323,868
  Labor                                                                 930,802             1,595,354
  Rent                                                                  245,626             1,429,608
  Other restaurant operating                                            403,700               714,755
  Selling, general and administrative                                   995,839             2,241,939
  Depreciation and amortization                                         295,047               771,533
                                                                    -----------           -----------

                                                                      3,555,506             8,259,332
                                                                    -----------           -----------

LOSS FROM OPERATIONS                                                 (1,521,329)           (4,263,456)
                                                                    -----------           -----------

OTHER INCOME (EXPENSE):
  Interest income                                                            --                 4,055
  Interest expense                                                      (95,369)             (198,429)
  Embedded interest expense                                            (313,000)           (2,001,786)
                                                                    -----------           -----------

                                                                       (408,369)           (2,196,160)
                                                                    -----------           -----------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                 (1,929,698)           (6,459,616)

MINORITY INTEREST                                                            --               735,330
                                                                    -----------           -----------

LOSS BEFORE EXTRAORDINARY ITEM                                       (1,929,698)           (5,724,286)

EXTRAORDINARY ITEM - SETTLEMENT OF NOTES PAYABLE, NET OF  0 TAXES     1,527,858             1,353,478
                                                                    -----------           -----------

NET LOSS                                                            $  (401,840)          $(4,370,808)
                                                                    ===========           ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary item                                    $     (0.22)          $     (3.55)
  Extraordinary item                                                       0.17                  0.84
                                                                    -----------           -----------

  Net loss per common share                                         $     (0.05)          $     (2.71)
                                                                    ===========           ===========


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                          8,750,115             1,612,239
                                                                    ===========           ===========

            The accompanying notes are an integral part of these financial statements.

                                                  5

                               COUNTRY STAR RESTAURANTS, INC.

                              Condensed Statments of Cash Flows
                                         (Unaudited)


                                                              FOR THE QUARTER ENDED JUNE 30,
                                                             -------------------------------
                                                                1998                1997
                                                             -----------         -----------

 NET CASH USED IN OPERATING ACTIVITIES                       $  (538,133)        $(1,727,505)
                                                             -----------         -----------

 NET CASH USED IN INVESTING ACTIVITIES                                --             (10,445)
                                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                   402,000                  --
  Payment of note payable                                             --                  --
  Net proceeds from issuance of common and preferred stock            --           1,983,999
  Capital lease payments                                              --            (504,711)
                                                             -----------         -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                       402,000           1,479,288
                                                             -----------         -----------

Net decrease in cash                                            (136,133)           (258,662)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   144,943             425,361
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     8,810         $   166,699
                                                             ===========         ===========


SUPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

 Common stock issued upon conversion of debt                          --                  --

 Common stock issued upon extinguishment of debt                      --                  --

 Common stock issued upon purchase of leased equipment                --         $   447,462

 Embedded interest relating to convertible debt              $   100,500         $   992,064


         The accompanying notes are an integral part of these financial statements.



                                COUNTRY STAR RESTAURANTS, INC.

                               Condensed Statments of Cash Flows
                                          (Unaudited)


                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------------
                                                                1998                  1997
                                                             -----------           -----------
 NET CASH USED IN OPERATING ACTIVITIES                       $(1,162,035)          $(2,723,680)
                                                             -----------           -----------

 NET CASH USED IN INVESTING ACTIVITIES                                --               (10,445)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                 1,252,000               500,000
  Payment of note payable                                     (1,300,000)                   --
  Net proceeds from issuance of common and preferred stock            --             1,991,856
  Capital lease payments                                              --              (540,237)
                                                             -----------           -----------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (48,000)            1,951,619
                                                             -----------           -----------

Net decrease in cash                                          (1,210,035)             (782,506)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,218,845               949,205
                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     8,810           $   166,699
                                                             ===========           ===========


SUPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

 Common stock issued upon conversion of debt                 $   150,000                    --

 Common stock issued upon extinguishment of debt             $   167,500                    --

 Common stock issued upon purchase of leased equipment                --           $   447,462

 Embedded interest relating to convertible debt              $   313,000           $ 2,001,726

          The accompanying notes are an integral part of these financial statements.

                                               7

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


NOTE B - EMBEDDED INTEREST EXPENSE

         Under the terms of line of credit agreement, amounts advanced may be converted to common stock at the lesser of (i) $13.30, or (ii) 80% of the average closing bid price of the common stock for the five consecutive trading days preceding the date of conversion. Accordingly, the Company records embedded interest expense for advances made under the line of credit. For the three months ended June 30, 1998, the Company recorded $100,500 of net embedded interest expense relating to these advances.


NOTE C - EXTRAORDINARY ITEM

         During the six months ended June 30, 1998, the Company recorded an extraordinary gain of $1.53 million on the extinguishment of its $2,995,358 note payable to Cameron Capital.

         Under the terms of the Settlement Agreement dated February 18, 1998, Cameron agreed to dismiss its legal action against the Company and
                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

                                   (Unaudited)


         to accept as payment in full of its unconverted debt $1.3 million cash and 670 thousand shares of the Company's common stock with a market value of $167,500. Cameron does not have any registration rights with respect to the common stock, but is eligible to resell certain amounts immediately pursuant to the provisions of Rule 144 under the Securities Act of 1933.

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

                         COUNTRY STAR RESTAURANTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues.

Total revenues decreased to $1.145 million for the three months ended June 30, 1998, compared with $1.731 million for the three months ended June 30, 1997, a decrease of $586 thousand or 34%. Same store revenues decreased 26% in Hollywood and 38% in Las Vegas. The decreases were due to the Company's limited advertising budget and customer resistance to changes in food preparation and presentation. Steps are being taken which management believes will increase sales at each restaurant.

Costs and expenses.

Cost of revenues decreased from $586 thousand for the three months ended June 30, 1997 to $351 thousand for the three months ended June 30, 1998. Cost of revenues as a percentage of revenues decreased from 34% to 31% primarily due to the new plans and policies implemented by management.

Operating expenses decreased from $1.647 million for the three months ended June 30, 1997 to $858 thousand for the three months ended June 30, 1998. As a percentage of revenues, operating expenses decreased from 95% to 75% primarily due to the new plans and policies implemented by management.

General and administrative expenses decreased from $813 thousand for the three months ended June 30, 1997 to 448 thousand for the three months ended June 30, 1998. As a percentage of revenues, general and administrative expenses decreased from 47% to 39% primarily due to the new plans and policies implemented by management.

Depreciation and amortization decreased from $386 thousand for the three months ended June 30, 1997 to $147 thousand for the three months ended June 30, 1998, reflecting the decrease in the number of buildings owned from three to one. As a percentage of total revenues, depreciation and amortization decreased from 22% to 13%.

Interest expense decreased from $1.119 million to $165 thousand, reflecting primarily the embedded interest expense associated with the convertible debt financing arrangements entered into on February 12, 1997.
                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Minority interest for the three months ended June 30, 1997 reflected the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. The Company sold its interest in Country Star Las Vegas LLC on December 30, 1997, and entered into a new sublease agreement directly between the Company and a nominee of the landlord. The Company is obligated to pay base rent of 50% of monthly positive cash flow. During the three months ended June 30, 1998, the Las Vegas location did not generate positive cash flow and, therefore, no rental payments were made.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by financing activities for the three months ended June 30, 1997 and June 30, 1998 were $1.479 million and $402 thousand respectively, due primarily to the net proceeds from issuance of common stock in 1997 and borrowing through the convertible debts in 1998.

Net cash used in operating activities for the three months ended June 30, 1997 and June 30, 1998 decreased from $1.728 million to $538 thousand due primarily to the settlement with over 300 creditors during the three months ended June 30, 1997.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues.

Total revenues decreased to $2.034 million for the six months ended June 30, 1998, compared with $3.996 million for the six months ended June 30, 1997, a decrease of $1.962 million or 49%. Same store revenues decreased 37% in Hollywood and 50% in Las Vegas. The decreases were due to the Company's limited advertising budget and customer resistance to changes in food preparation and presentation. Steps are being taken which management believes will increase sales at each restaurant.
                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Costs and expenses.

Cost of revenues decreased from $1.506 million for the six months ended June 30, 1997 to $684 thousand for the six months ended June 30, 1998. Cost of revenues as a percentage of revenues decreased from 38% to 34% primarily due to the new plans and policies implemented by management.

Operating expenses decreased from $3.740 million for the six months ended June 30, 1997 to $1.580 million for the six months ended June 30, 1998. As a percentage of revenues, operating expenses decreased from 94% to 78% primarily due to the new plans and policies implemented by management.

General and administrative expenses decreased from $2.242 million for the six months ended June 30, 1997 to 996 thousand for the six months ended June 30, 1998. As a percentage of revenues, general and administrative expenses decreased from 56% to 49% primarily due to the new plans and policies implemented by management.

Depreciation and amortization decreased from $772 thousand for the six months ended June 30, 1997 to $295 thousand for the six months ended June 30, 1998, reflecting the decrease in the number of buildings owned from three to one. As a percentage of total revenues, depreciation and amortization decreased from 19% to 15%.

Interest expense decreased from $2.196 million to $408 thousand, reflecting primarily the embedded interest expense associated with the convertible debt financing arrangements entered into on February 12, 1997.

Minority interest for the six months ended June 30, 1997 reflected the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. The Company sold its interest in Country Star Las Vegas LLC on December 30, 1997, and entered into a new sublease agreement directly between the Company and a nominee of the landlord. The Company is obligated to pay base rent of 50% of monthly positive cash flow. During the six months ended June 30, 1998, the Las Vegas location did not generate positive cash flow and, therefore, no rental payments were made.
                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by financing activities for the six months ended June 30, 1997 and used in the six months ended June 30, 1998 were $1.952 million and $48 thousand respectively, due primarily to the net proceeds from issuance of common stock and borrowings in 1997 and borrowing and repayment of the convertible debts in 1998.

Net cash used in operating activities for the six months ended June 30, 1997 and June 30, 1998 decreased from $2.724 million to $1.162 million due primarily to the settlement with over 300 creditors during the six months ended June 30, 1997.

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


         On March 10, 1998 the National Association of Securities Dealers, Inc. (the "NASD") delisted the Company's securities from the NASDAQ National Market because of the Company's failure to meet listing requirements concerning minimum bid price and market value of public float and advised the Company its securities may be eligible to trade on the OTC Bulletin Board. The Company will take all actions reasonably necessary for there to be an active trading market for its outstanding Common Stock.
                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits                None

         (b)  Reports on Form 8-K     None

                         COUNTRY STAR RESTAURANTS, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                               COUNTRY STAR RESTAURANTS, INC.

                               By:  /s/ DAN J. RUBIN
                                    -------------------------------------------
                                        Dan J. Rubin
                                        Chief Executive Officer, President, and
                                        Chairman of the Board


Dated:  August 18, 1998