Form 10QSB
period 1998-09-30
COUNTRY STAR RESTAURANTS INC
filed 1998-11-19
CIK 911220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period  ended    SEPTEMBER 30, 1998
                               -------------------------------------------------

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

                                                      Yes   [X]         No   [ ]


         The number of shares of common stock outstanding as of November 13, 1998: 27,374,293

                            COUNTRY STAR RESTAURANTS, INC.

                                         INDEX
                                                                                 Page
                                                                                 ----
PART I      -     Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet at
                       September 30, 1998 (unaudited)..........................   3

                  Condensed Statements of Operations
                       for the Quarter Ended September 30, 1998
                       and September 30, 1997  (unaudited).....................   4

                  Condensed Statements of Operations
                       for the Nine Months Ended September 30, 1998
                       and September 30, 1997  (unaudited).....................   5

                  Condensed Statements of Cash Flows
                       for the Quarter Ended September 30, 1998
                       and September 30, 1997  (unaudited).....................   6

                  Condensed Statements of Cash Flows
                       for the Nine Months Ended September 30, 1998
                       and September 30, 1997  (unaudited).....................   7

                  Notes to Condensed Financial Statements
                       (unaudited).............................................   8


         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................  10

PART II      -    Other Information

         Item 2.  Changes in Securities........................................  14
         Item 6.  Exhibits and Reports on Form 8-K.............................  15

SIGNATURES        .............................................................  16


                                      COUNTRY STAR RESTAURANTS, INC.
                                         Condensed Balance Sheet
                                               (Unaudited)

                                                  ASSETS
                                                                                      September 30, 1998
                                                                                      ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $     17,430
  Inventories                                                                                130,992
  Prepaid expenses                                                                            41,711
  Other                                                                                       99,835
                                                                                        ------------

    Total current assets                                                                     289,968
                                                                                        ------------

PROPERTY AND EQUIPMENT AT COST, NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION OF $993,188:
  Leasehold improvements                                                                   3,259,688
  Furniture and equipment                                                                  1,092,107
  Memorabilia                                                                                291,790
                                                                                        ------------

    TOTAL PROPERTY AND EQUIPMENT                                                           4,643,585
                                                                                        ------------

OTHER                                                                                         90,261
                                                                                        ------------

                                                                                        $  5,023,814
                                                                                        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                        $  2,332,000
  Accounts payable                                                                           419,335
  Accrued legal settlements                                                                  100,000
  Other accrued expenses                                                                     119,954
                                                                                        ------------

    TOTAL CURRENT LIABILITIES                                                              2,971,289
                                                                                        ------------


STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $0.001 par value, 2,000,000 shares authorized,
       no shares issued and outstanding                                                           --
  Common stock,  $0.01 par value, 250,000,000 shares authorized,
    11,424,293 shares issued and outstanding                                                 114,243
  ADDITIONAL PAID-IN CAPITAL                                                              48,108,403
  ACCUMULATED DEFICIT                                                                    (46,170,121)
                                                                                        ------------

    NET STOCKHOLDERS' EQUITY                                                               2,052,525
                                                                                        ------------

                                                                                        $  5,023,814
                                                                                        ============

             The accompanying notes are an integral part of these financial statements.

                                      COUNTRY STAR RESTAURANTS, INC.
                                    Condensed Statements of Operations
                                               (Unaudited)

                                                                          FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                               1998             1997
                                                                            -----------      -----------
REVENUES:
  Food and beverage                                                         $   898,059      $ 1,217,833
  Merchandise                                                                    22,177           75,193
                                                                            -----------      -----------

                                                                                920,236        1,293,026
                                                                            -----------      -----------
COST AND EXPENSES:
  Cost of revenues:
    Food and beverage                                                           281,213          400,327
    Merchandise                                                                  13,634           75,010
  Labor                                                                         423,079          588,155
  Rent                                                                           82,060          674,847
  Other restaurant operating                                                    162,244          362,015
  Selling, general and administrative                                            60,948          755,938
  Depreciation and amortization                                                 146,699          309,935
  Loss on disposal of assets                                                    114,247               --
                                                                            -----------      -----------

                                                                              1,284,124        3,166,227
                                                                            -----------      -----------

LOSS FROM OPERATIONS                                                           (363,888)      (1,873,201)
                                                                            -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                                                    --            1,598
  Interest expense                                                              (79,813)         144,255
                                                                            -----------      -----------

                                                                                (79,813)         145,853
                                                                            -----------      -----------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                           (443,701)      (1,727,348)

MINORITY INTEREST                                                                    --          371,596
                                                                            -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEM                                                 (443,701)      (1,355,752)

EXTRAORDINARY ITEM - SETTLEMENT OF NOTES PAYABLE, NET OF  0 TAXES                    --          301,161
                                                                            -----------      -----------

NET LOSS                                                                    $  (443,701)     $(1,054,591)
                                                                            ===========      ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary item                                            $     (0.05)     $     (0.45)
  Extraordinary item                                                                 --             0.10
                                                                            -----------      -----------

  Net loss per common share                                                 $     (0.05)     $     (0.35)
                                                                            ===========      ===========


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                                  9,651,749        3,041,412
                                                                            ===========      ===========


                The accompanying notes are an integral part of these financial statements.

                                      COUNTRY STAR RESTAURANTS, INC.
                                    Condensed Statements of Operations
                                               (Unaudited)

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                               1998             1997
                                                                           ------------     ------------
REVENUES:
  Food and beverage                                                        $  2,848,738     $  4,817,375
  Merchandise                                                                   105,674          471,524
                                                                           ------------     ------------

                                                                              2,954,412        5,288,899
                                                                           ------------     ------------
COST AND EXPENSES:
  Cost of revenues:
    Food and beverage                                                           901,018        1,580,653
    Merchandise                                                                  75,849          398,879
  Labor                                                                       1,353,881        2,183,509
  Rent                                                                          327,686        2,104,455
  Other restaurant operating                                                    568,417        1,076,772
  Selling, general and administrative                                         1,056,787        2,999,826
  Depreciation and amortization                                                 441,746        1,081,466
  Loss on disposal of assets                                                    114,247               --
                                                                           ------------     ------------

                                                                              4,839,631       11,425,560
                                                                           ------------     ------------

LOSS FROM OPERATIONS                                                         (1,885,219)      (6,136,661)
                                                                           ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                    --            5,654
  Interest expense                                                             (175,182)         (54,174)
  Embedded interest expense                                                    (313,000)      (2,001,786)
                                                                           ------------     ------------

                                                                               (488,182)      (2,050,306)
                                                                           ------------     ------------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                         (2,373,401)      (8,186,967)

MINORITY INTEREST                                                                    --        1,106,926
                                                                           ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                                               (2,373,401)      (7,080,041)

EXTRAORDINARY ITEM - SETTLEMENT OF NOTES PAYABLE, NET OF  0 TAXES             1,527,858        1,654,639
                                                                           ------------     ------------

NET LOSS                                                                   $   (845,543)    $ (5,425,402)
                                                                           ============     ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary item                                           $      (0.26)    $      (3.40)
  Extraordinary item                                                               0.17             0.80
                                                                           ------------     ------------

  Net loss per common share                                                $      (0.09)    $      (2.60)
                                                                           ============     ============


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                                  9,053,963        2,083,525
                                                                           ============     ============


                The accompanying notes are an integral part of these financial statements.

                                                    5

                                COUNTRY STAR RESTAURANTS, INC.
                              Condensed Statements of Cash Flows
                                         (Unaudited)

                                                         FOR THE QUARTER ENDED SEPTEMBER 30,
                                                         -----------------------------------
                                                                 1998           1997
                                                             -----------    -----------

 NET CASH USED IN OPERATING ACTIVITIES                       $  (171,380)   $(1,058,581)
                                                             -----------    -----------


 NET CASH USED IN INVESTING ACTIVITIES                                --             --
                                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from line of credit                                   180,000         95,000
  Payment of note payable                                             --             --
  Net proceeds from issuance of common and preferred stock            --        934,642
  Capital lease payments                                              --             --
                                                             -----------    -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                       180,000      1,029,642
                                                             -----------    -----------

Net increase (decrease) in cash                                    8,620        (28,939)

Cash and cash equivalents, beginning of period                     8,810        166,699
                                                             -----------    -----------

Cash and cash equivalents, end of period                     $    17,430    $   137,760
                                                             ===========    ===========


SUPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

 Common stock issued upon conversion of debt                 $   146,554             --

 Common stock issued upon extinguishment of debt                      --    $    76,578

 Common stock issued upon purchase of equipment                       --    $    50,000

 Common stock issued upon rental discount                             --    $   490,000


       The accompanying notes are an integral part of these financial statements.

                                            6

                                 COUNTRY STAR RESTAURANTS, INC.
                               Condensed Statements of Cash Flows
                                           (Unaudited)

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                                 1998           1997
                                                             -----------    -----------

 NET CASH USED IN OPERATING ACTIVITIES                       $(1,333,415)   $(3,782,261)
                                                             -----------    -----------


 NET CASH USED IN INVESTING ACTIVITIES                                --        (10,445)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                 1,432,000        595,000
  Payment of note payable                                     (1,300,000)            --
  Net proceeds from issuance of common and preferred stock            --      2,926,498
  Capital lease payments                                              --       (540,237)
                                                             -----------    -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                       132,000      2,981,261
                                                             -----------    -----------

Net decrease in cash                                          (1,201,415)      (811,445)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,218,845        949,205
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    17,430    $   137,760
                                                             ===========    ===========

SUPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

 Common stock issued upon conversion of debt                 $   296,554             --

 Common stock issued upon extinguishment of debt             $   167,500    $    76,578

 Common stock issued upon purchase of leased equipment                --    $   447,462

 Embedded interest relating to convertible debt              $   313,000    $ 2,001,726

 Common stock issued upon purchase of equipment                       --    $    50,000

 Common stock issued upon rental discount                             --    $   490,000


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

                  Under the credit agreement, amounts advanced may be converted to common stock at the lesser of (i) $13.30, or (ii) 80% of the average closing bid price of the common stock for the five consecutive trading days preceding the date of conversion. Accordingly, the Company recorded embedded interest expense for advances made under the line of credit. For the six months ended June 30, 1998, the Company recorded $313,000 of net embedded interest expense relating to these advances.

                  The board of directors amended the conversion features on July 27, 1998 so that the line of credit may be converted to common stock at the lesser of (i) $13.30 per share, or (ii) the closing bid price of the common stock on the date prior to the date of conversion.

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.
                Notes to Condensed Financial Statements-Continued
                                   (Unaudited)

NOTE C  -         EXTRAORDINARY ITEM

                  During the first quarter of 1998, the Company recorded an extraordinary gain of $1.53 million on the extinguishment of its $2,995,358 note payable to Cameron Capital.

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


NOTE D  -         YEAR 2K DISCLOSURE

                  The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company has one program that recognizes a date using "00" as the year 1900 rather than the year 2000 that could result in errors or system failures. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

                         COUNTRY STAR RESTAURANTS, INC.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to three months ended September 30, 1997
--------------------------------------------------------------------------------

Revenues.

Total revenues decreased to $920 thousand for the three months ended September 30, 1998, compared with $1.293 million for the three months ended September 30, 1997, a decrease of $373 thousand or 29%. Same store revenues decreased 28% in Hollywood and 27% in Las Vegas. The decrease was due to the closing of the Las Vegas restaurant, the Company's limited advertising budget and customer resistance to changes in food preparation and presentation. Steps are being taken which management believes will increase sales at the Hollywood restaurant.

Costs and expenses.

Cost of revenues decreased from $475 thousand for the three months ended September 30, 1997 to $295 thousand for the three months ended September 30, 1998. Cost of revenues as a percentage of revenues decreased from 37% to 32%.

Operating expenses decreased from $1.625 million for the three months ended September 30, 1997 to $667 thousand for the three months ended September 30, 1998. As a percentage of revenues, operating expenses decreased from 126% to 73%.

General and administrative expenses decreased from $756 thousand for the three months ended September 30, 1997 to 61 thousand for the three months ended September 30, 1998. As a percentage of revenues, general and administrative expenses decreased from 58% to 7%. The decrease is partially due to the reduction of the estimated accrued legal settlement to $100,000.

The  decrease  in  cost  of  revenues,   operating   expenses  and  general  and
administrative expenses were due to the closing of two restaurants and the new plans and policies implemented by management.

Depreciation and amortization decreased from $310 thousand for the three months ended September 30, 1997 to $147 thousand for the three months ended September 30, 1998, reflecting the decrease in the number of buildings owned from three to one. As a percentage of total revenues, depreciation and amortization decreased from 24% to 16%.

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Interest expense increased from a $146 thousand dollar income to an $80 thousand dollar expense, reflecting primarily the interest expense associated with the convertible debt financing arrangements entered into on February 12, 1997.

Minority interest for the three months ended September 30, 1997 reflected the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. The Company sold its interest in Country Star Las Vegas LLC on December 30, 1997, and entered into a new sublease agreement directly between the Company and a nominee of the landlord. The Company is obligated to pay base rent of 50% of monthly positive cash flow. During the three months ended September 30, 1998, the Las Vegas location did not generate positive cash flow and, therefore, no rental payments were made.

The Company closed its Las Vegas restaurant upon the expiration of its lease on September 30, 1998. The Landlord of the Restaurant was unwilling to extend the lease beyond the scheduled expiration date. As a result of this event, the remaining net value of the Las Vegas Restaurant equipment totaling $114 thousand was written off on September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by financing activities for the three months ended September 30, 1997 and September 30, 1998 were $1.030 million and $180 thousand respectively, due primarily to the net proceeds from issuance of common stock in 1997 and borrowing under the convertible debt in 1998.

Net cash used in operating activities for the three months ended September 30, 1997 and September 30, 1998 decreased from $1.059 million to $171 thousand due primarily to a decrease in accounts payable and the settlement with over 75 creditors during the three months ended September 30, 1997.

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997
--------------------------------------------------------------------------------

Revenues.

Total revenues decreased to $2.954 million for the nine months ended September 30, 1998, compared with $5.289 million for the nine months ended September 30, 1997, a decrease of $2.335 million or 44%. Same store revenues decreased 35% in Hollywood and 49% in Las Vegas. The decreases were due to the closing of Atlanta and Las Vegas restaurants, the Company's limited advertising budget and customer resistance to changes in food preparation and presentation. Steps are being taken which management believes will increase sales at the Hollywood restaurant.

Costs and expenses.

Cost of revenues decreased from $1.980 million for the nine months ended September 30, 1997 to $977 thousand for the nine months ended September 30, 1998. Cost of revenues as a percentage of revenues decreased from 37% to 33%.

Operating expenses decreased from $5.365 million for the nine months ended September 30, 1997 to $2.250 million for the nine months ended September 30, 1998. As a percentage of revenues, operating expenses decreased from 101% to 76%.

General and administrative expenses decreased from $3.0 million for the nine months ended September 30, 1997 to 1.057 million for the nine months ended September 30, 1998. As a percentage of revenues, general and administrative expenses decreased from 57% to 36%. The decrease is partially due to the reduction of the estimated accrued legal settlement to $100,000.

The  decrease  in  cost  of  revenues,   operating   expenses  and  general  and
administrative expenses were due to the closing of two restaurants and the new plans and policies implemented by management.

Depreciation and amortization decreased from $1.081 million for the nine months ended September 30, 1997 to $442 thousand for the nine months ended September 30, 1998, reflecting the decrease in the number of buildings owned from three to one. As a percentage of total revenues, depreciation and amortization decreased from 20% to 15%.

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Interest expense decreased from $2.050 million to $488 thousand, reflecting primarily the embedded interest expense associated with the convertible debt financing arrangements entered into on February 12, 1997.

Minority interest for the nine months ended September 30, 1997 reflected the Company's controlling interest of 50.05% in Country Star Las Vegas LLC triggered by the opening of the Las Vegas facility in July, 1996. The Company sold its interest in Country Star Las Vegas LLC on December 30, 1997, and entered into a new sublease agreement directly between the Company and a nominee of the landlord. The Company is obligated to pay base rent of 50% of monthly positive cash flow. During the nine months ended September 30, 1998, the Las Vegas location did not generate positive cash flow and, therefore, no rental payments were made.

The Company closed its Las Vegas restaurant upon the expiration of its lease on September 30, 1998. The Landlord of the Restaurant was unwilling to extend the lease beyond the scheduled expiration date. As a result of this event, the remaining net value of the Las Vegas Restaurant equipment totaling $114 thousand was written off on September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by financing  activities  for the nine months ended  September
30, 1997 and September 30, 1998 were $2.981 million and $132 thousand respectively, due primarily to the net proceeds from issuance of common stock and borrowings in 1997 and borrowing under and repayment of the convertible debts in 1998.

Net cash used in operating activities for the nine months ended September 30, 1997 and September 30, 1998 decreased from $3.782 million to $1.333 million due primarily to the settlement with over 375 creditors during the nine months ended September 30, 1997.

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

                  On February 18, 1998, the Company issued 670,000 shares of Common Stock to Cameron Capital Ltd. under a Settlement Agreement relating to settlement of the Company's long term debt obligation to Cameron and issued warrants to acquire 43,333 shares of the Company's common stock at an exercise price of $6.25 per share to an institutional lender in connection with the settlement.

                  The issuance of the warrants and of the common stock were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

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

                  During August and September 1998 the holders of convertible debt of the Company in the aggregate principal amount of $146,554 converted their debt into 2,420,000 shares of common stock.

                  The convertible debt holders have converted 14.750 million shares of common stock after September 30, 1998.

                                                                     (continued)

                         COUNTRY STAR RESTAURANTS, INC.

                                     PART II

                                OTHER INFORMATION
                                   (continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


         (a)      Exhibits                  None

         (b)      Reports on Form 8-K       None

                         COUNTRY STAR RESTAURANTS, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                        COUNTRY STAR RESTAURANTS, INC.

                                  By:   /s/  DAN J. RUBIN
                                        ----------------------------------------
                                             Dan J. Rubin
                                             Chief Executive Officer, President,
                                             and Chairman of the Board



Dated:  November 18, 1998